Form 10-Q
period 2023-03-31
Taboola.com Ltd.
filed 2023-05-10
CIK 1840502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
 ☐ Yes ☒ No

As of April 30, 2023 the Registrant had outstanding 297,952,725 Ordinary Shares and 45,198,702 Non-Voting Ordinary Shares.

Taboola.com Ltd.
Quarterly Report on Form 10-Q

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless otherwise stated or unless the context otherwise requires, the terms “Company,” “the registrant,” “our company,” “the company,” “we,” “us,” “our,” “ours,” and “Taboola” refer to Taboola.com Ltd., a company organized under the laws of the State of Israel, and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TABOOLA.COM LTD.

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

UNAUDITED

INDEX

Page

Consolidated Interim Balance Sheets	5

Consolidated Interim Statements of Income (Loss)	6

Consolidated Interim Statements of Comprehensive Income (Loss)	7

Consolidated Interim Statements of Shareholders’ Equity	8

Consolidated Interim Statements of Cash Flows	9-10

Notes to Consolidated Interim Financial Statements	11-26

TABOOLA.COM LTD.

CONSOLIDATED INTERIM BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31,	December 31,
	2023	2022
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$218,849	$165,893
Short-term investments	55,582	96,914
Restricted deposits	1,091	750
Trade receivables (net of allowance for credit losses of $9,242 and $6,748 as of March 31, 2023 and December 31, 2022, respectively)	212,346	256,708
Prepaid expenses and other current assets	73,531	73,643
Total current assets	561,399	593,908
NON-CURRENT ASSETS
Long-term prepaid expenses	41,262	42,945
Commercial agreement asset	289,451	—
Restricted deposits	3,998	4,059
Deferred tax assets, net	3,218	3,821
Operating lease right of use assets	67,740	66,846
Property and equipment, net	71,731	73,019
Intangible assets, net	173,177	189,156
Goodwill	555,931	555,869
Total non-current assets	1,206,508	935,715
Total assets	$1,767,907	$1,529,623

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	$223,040	$247,504
Short-term operating lease liabilities	15,663	14,753
Accrued expenses and other current liabilities	95,182	102,965
Current maturities of long-term loan	33,000	3,000
Total current liabilities	366,885	368,222
LONG-TERM LIABILITIES
Long-term loan, net of current maturities	192,737	223,049
Long-term operating lease liabilities	58,223	57,928
Warrants liability	5,080	6,756
Deferred tax liabilities, net	31,319	34,133
Other long-term liabilities	5,000	5,000
Total long-term liabilities	292,359	326,866
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY
Ordinary shares with no par value- Authorized: 700,000,000 as of March 31, 2023 and December 31, 2022; 297,822,375 and 254,133,863 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	—	—
Non-voting Ordinary shares with no par value- Authorized: 46,000,000 as of March 31, 2023 and December 31, 2022; 45,198,702 and 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	—	—
Additional paid-in capital	1,209,559	903,789
Accumulated other comprehensive loss	(1,163)	(834)
Accumulated deficit	(99,733)	(68,420)
Total shareholders’ equity	1,108,663	834,535
Total liabilities and shareholders’ equity	$1,767,907	$1,529,623

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF INCOME (LOSS)

U.S. dollars in thousands, except share and per share data

	Three months ended March 31,
	2023	2022
	Unaudited
Revenues	$327,686	$354,726
Cost of revenues:
Traffic acquisition cost	211,946	216,498
Other cost of revenues	26,148	26,198

Total cost of revenues	238,094	242,696

Gross profit	89,592	112,030

Operating expenses:
Research and development	31,985	30,412
Sales and marketing	60,569	61,368
General and administrative	25,836	27,949
Total operating expenses	118,390	119,729

Operating loss	(28,798)	(7,699)
Finance income (expenses), net	(3,154)	11,195

Income (loss) before income taxes	(31,952)	3,496
Income tax benefit	639	392
Net income (loss)	$(31,313)	$3,888

Net income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, basic	$(0.09)	$0.02
Weighted-average shares used in computing net income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, basic	333,424,276	247,378,428
Net income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, diluted	$(0.09)	$0.01
Weighted-average shares used in computing net income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, diluted	333,424,276	260,036,934

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands

	Three months ended March 31,
	2023	2022
	Unaudited
Net income (loss)	$(31,313)	$3,888
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale marketable securities	327	—
Unrealized gains (losses) on derivative instruments, net	(656)	(230)
Other comprehensive income (loss)	(329)	(230)
Comprehensive income (loss)	$(31,642)	$3,658

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDERS’ EQUITY

U.S. dollars in thousands, except share and per share data

	Non-voting Ordinary shares		Ordinary shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity
	Number	Amount	Number	Amount

Balance as of January 1, 2023	—	$—	254,133,863	$—	$903,789	$(68,420)	$(834)	$834,535
Share-based compensation expenses	—	—	—	—	16,734	—	—	16,734
Exercise of options and vested RSUs	—	—	3,581,421	—	1,764	—	—	1,764
Issuance of Ordinary shares and Non-voting Ordinary shares related to Commercial agreement	45,198,702	—	39,525,691	—	288,063	—	—	288,063
Payments of tax withholding for share-based compensation	—	—	581,400	—	(791)	—	—	(791)
Other comprehensive loss	—	—	—	—	—	—	(329)	(329)
Net loss	—	—	—	—	—	(31,313)	—	(31,313)
Balance as of March 31, 2023 (unaudited)	45,198,702	$—	297,822,375	$—	$1,209,559	$(99,733)	$(1,163)	$1,108,663

	Ordinary shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity
	Number	Amount

Balance as of January 1, 2022	234,031,749	$—	$824,016	$(56,445)	$—	$767,571
Share-based compensation expenses	—	—	20,346	—	—	20,346
Exercise of options and vested RSUs	4,785,118	—	4,184	—	—	4,184
Payments of tax withholding for share-based compensation	—	—	(1,845)	—	—	(1,845)
Other comprehensive loss	—	—	—	—	(230)	(230)
Net income	—	—	—	3,888	—	3,888
Balance as of March 31, 2022 (unaudited)	238,816,867	$—	$846,701	$(52,557)	$(230)	$793,914

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2023	2022
	Unaudited
Cash flows from operating activities
Net income (loss)	$(31,313)	$3,888

Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	22,601	22,676
Share-based compensation expenses	16,082	19,829
Net loss (gain) from financing expenses	(328)	671
Revaluation of the Warrants liability	(1,676)	(14,042)
Amortization of loan and credit facility issuance costs	500	358
Amortization of premium and accretion of discount on short-term investments, net	(281)	—

Change in operating assets and liabilities:
Decrease in trade receivables, net	44,362	45,935
Decrease (increase) in prepaid expenses and other current assets and long-term prepaid expenses	721	(3,317)
Decrease in trade payables	(22,807)	(45,864)
Decrease in accrued expenses and other current liabilities and other long-term liabilities	(13,439)	(16,544)
Increase (decrease) in deferred taxes, net	2,790	(4,086)
Change in operating lease right of use assets	4,151	2,895
Change in operating lease liabilities	(3,839)	(4,276)
Net cash provided by operating activities	17,524	8,123

Cash flows from investing activities
Purchase of property and equipment, including capitalized internal-use software	(6,350)	(6,902)
Cash paid in connection with acquisitions, net of cash acquired	—	(620)
Investments in restricted deposits	(280)	—
Investment in short-term deposits	—	(40,026)
Proceeds from sales and maturities of short-term investments	41,940	—
Payments of cash in escrow for acquisition of a subsidiary	—	(2,100)
Net cash provided by (used in) investing activities	35,310	(49,648)

Cash flows from financing activities
Exercise of options and vested RSUs	1,335	3,399
Payment of tax withholding for share-based compensation expenses	(791)	(1,845)
Repayment of long-term loan	(750)	(750)
Net cash provided by (used in) financing activities	(206)	804

Exchange rate differences on balances of cash and cash equivalents	328	(671)

Increase (decrease) in cash and cash equivalents	52,956	(41,392)
Cash and cash equivalents - at the beginning of the period	165,893	319,319
Cash and cash equivalents - at end of the period	$218,849	$277,927

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2023	2022
	Unaudited
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$4,258	$2,418
Interest	$5,067	$3,570
Non-cash investing and financing activities:
Purchase of property and equipment, including capitalized internal-use software	$36	$1,809
Share-based compensation included in capitalized internal-use software	$652	$517
Creation of operating lease right-of-use assets	$5,045	$—

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL
a.	Taboola.com Ltd. (together with its subsidiaries, the “Company” or “Taboola”) was incorporated under the laws of the state of Israel and commenced its operations on September 3, 2006.
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
b.
In November 2022, the Company announced it entered into a 30-year exclusive commercial agreement (the “Commercial agreement”) with Yahoo Inc. and affiliated entities (“Yahoo”), under which Taboola will power native advertising across all of Yahoo’s digital properties, expanding the Company’s native advertising offering. In connection with this transaction, and following approval by the Company’s shareholders on December 30, 2022, the articles of association of the Company were amended and restated (the “Articles”) in their entirety to include a Non-voting Ordinary share class with an authorized share capital of 46,000,000. On January 17, 2023 (the “Transaction closing date”), the Company closed the transaction related agreements, including the issuance of 39,525,691 Ordinary Shares and 45,198,702 Non-voting Ordinary Shares to Yahoo. Based on the closing share price, on January 17, 2023, of $3.4 per share, the aggregate fair value of the issued shares amounted to $288,063.

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

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL (Cont.)
c.
On March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”) took control of Silicon Valley Bank (“SVB”) and created the National Bank of Santa Clara, which appointed the FDIC as a receiver to hold the deposits of SVB after SVB was unable to continue their operations. SVB’s deposits are insured by the FDIC in amount up to $250 for any depositor and any deposit in excess of this insured amount could be lost. On March 12, 2023, the U.S. Treasury, Federal Reserve and FDIC announced that SVB depositors would have access to all of their money starting March 13, 2023 and the FDIC announced that all of SVB’s deposits and substantially all of its assets had been transferred to a newly created, full-service FDIC-operated bridge bank, Silicon Valley Bridge Bank, N.A (“SVBB”). On March 27, 2023, First Citizens Bank & Trust Company (“First Citizens Bank”) purchased and assumed all deposits and loans of SVBB. As a result, all of the Company’s deposits that were at SVB are now with First Citizens Bank. As of March 31, 2023, the Company maintains immaterial amounts of cash held by First Citizens Bank and has access to all of its cash and cash equivalents and does not expect losses or material disruptions to its ongoing operations. The Company does not have any other material relationships with SVB.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of Taboola.com Ltd. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The consolidated balance sheet as of December 31, 2022, included herein, was derived from the audited consolidated financial statements as of that date, but does not include all of the disclosures, including certain notes required by GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

Therefore, these unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2022, filed with the SEC on March 13, 2023.

In the opinion of the Company’s management, the unaudited consolidated interim financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s unaudited interim consolidated financial statements. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, or any other future interim or annual period.

Use of Estimates

The preparation of the interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the interim consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period and accompanying notes. Actual results could differ from those estimates.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)
The Company’s management regularly evaluates its estimates, primarily those related to: (1) revenue recognition criteria, including the determination of revenue reporting as gross versus net in the Company’s revenue arrangements, (2) allowances for credit losses, (3) operating lease assets and liabilities, including the incremental borrowing rate and terms and provisions of each lease (4) the useful lives of its commercial agreement asset, property and equipment and capitalized software development costs, (5) income taxes, (6) assumptions used in the option pricing models to determine the fair value of share-based compensation (7) the fair value of financial assets and liabilities, including the fair value of marketable securities, Private Warrants and derivative instruments (8) the fair value of acquired intangible assets and goodwill annual impairment test, and (9) the recognition and disclosure of contingent liabilities.

These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances; the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

As of March 31, 2023, the impacts to the Company’s business due to geopolitical developments and macroeconomic factors, such as rising interest rates, inflation and changes in foreign currency exchange rates, continue to evolve. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2022, as filed with the SEC on March 13, 2023. There have been no significant changes to these policies during the three months ended March 31, 2023, except as noted below.

Reclassification

Certain amounts in the corresponding prior periods have been reclassified to conform with the current year’s presentation. Such reclassifications did not affect net income (loss), changes in the shareholders’ equity or cash flows.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data
NOTE 3:-	CASH AND CASH EQUIVALENTS
The following table presents for each reported period, the breakdown of cash and cash equivalents:

	March 31,	December 31,
	2023	2022
	Unaudited

Cash	$142,766	$142,127
Money market accounts and funds	71,717	22,583
Time deposits	4,366	1,183

Total Cash and cash equivalents	$218,849	$165,893

NOTE 4:-	FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. The Company did not have any transfers between fair value measurements levels in the three months ended March 31, 2023.

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2023 and December 31, 2022, by level within the fair value hierarchy:

		Fair value measurements as of
Description	Fair Value Hierarchy	March 31, 2023	December 31, 2022
		Unaudited
Assets:
Cash equivalents:
Money market accounts and funds	Level 1	$71,717	$22,583
Short-term investments:
U.S. government treasuries	Level 2	$17,378	$46,222
Corporate debt securities	Level 2	$16,028	$21,636
U.S. Agency bonds	Level 2	$15,731	$20,491
Commercial paper	Level 2	$6,445	$8,565

Liabilities:
Warrants liability:
Public Warrants	Level 1	$(2,364)	$(2,856)
Private Warrants	Level 3	$(2,716)	$(3,900)
Derivative instruments liability:
Derivative instruments designated as cash flow hedging instruments	Level 2	$(969)	$(313)

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	FAIR VALUE MEASUREMENTS (Cont.)
The Company classifies its money market accounts and funds as Level 1 based on quoted market prices in active markets.

The Company classifies its U.S. government treasuries, corporate debt securities, commercial paper, U.S. agency bonds and derivative financial instruments within Level 2 as they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded.

The Company measures the fair value for Warrants by using a quoted price for the Public Warrants, which are classified as Level 1, and a Black-Scholes simulation model for the Private Warrants, which are classified as Level 3, due to the use of unobservable inputs.

The key inputs into the Black-Scholes model for the Private Warrants were as follows:

Input	March 31, 2023	December 31, 2022

Risk-free interest rate	3.71% - 3.86%	4.08% - 4.18%
Expected term (years)	2.51 - 3.25	2.75 - 3.50
Expected volatility	67.6% - 69.8%	67.5% - 69.3%
Exercise price	$11.50	$11.50
Underlying Stock Price	$2.72	$3.08

The Company’s use of a Black-Scholes model required the use of subjective assumptions:
●	The risk-free interest rate assumption was interpolated based on constant maturity U.S. Treasury rates over a term commensurate with the expected term of the Private Warrants.
●
The expected term was based on the maturity of the Private Warrants of five years following June 29, 2021, the Business Combination date (as defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 13, 2023), and for certain Private Warrants the maturity date was determined to be five years from October 1, 2020, ION initial public offering effective date.

●	The expected share volatility assumption was based on the implied volatility from a set of comparable publicly-traded companies as determined based on size and proximity.

The following table presents the changes in the fair value of Warrants liability:

	Private	Public	Total
Input	Warrants	Warrants	Warrants

Fair value as of December 31, 2022	$3,900	$2,856	$6,756
Change in fair value	(1,184)	(492)	(1,676)
Fair value as of March 31, 2023 (unaudited)	$2,716	$2,364	$5,080

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data
NOTE 5:-	SHORT-TERM INVESTMENTS

The following is a summary of available-for-sale marketable securities:

	March 31, 2023
	Unaudited
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries	$17,440	$—	$(62)	$17,378
Corporate debt securities	16,089	—	(61)	16,028
U.S. Agency bonds	15,786	—	(55)	15,731
Commercial paper	6,461	—	(16)	6,445
Total	$55,776	$—	$(194)	$55,582

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries	$46,452	$—	$(230)	$46,222
Corporate debt securities	21,762	—	(126)	21,636
U.S. agency bonds	20,622	—	(131)	20,491
Commercial paper	8,599	—	(34)	8,565
Total	$97,435	$—	$(521)	$96,914

As of March 31, 2023, the Company had no significant unrealized losses related to marketable securities (which were accumulated in a period of less than 12 months) and determined the unrealized losses are not due to credit related losses, therefore, the Company did not record an allowance for credit losses for its available-for-sale marketable securities.
As of March 31, 2023, all of the Company’s available-for-sale marketable securities were due within one year.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data
NOTE 6:-	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into foreign currency forward and option contracts with financial institutions to protect itself against the foreign exchange risks, mainly exposure to changes in the exchange rate of the New Israeli Shekel (“NIS”) against the U.S dollar that are associated with forecasted future cash flows for up to twelve months. The Company’s risk management strategy includes the use of derivative financial instruments to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates; these derivative instruments are designated as cash flow hedges. The Company does not enter into derivative transactions for trading or speculative purposes.

As of March 31, 2023, the notional amounts of the Company’s derivative instruments designated as cash flow hedging instruments outstanding in U.S. dollars, which are translated and calculated based on forward rates, amounted to $22,499.
The Company records all cash flow hedging instruments on the consolidated balance sheets at fair value. The fair value of cash flow hedging instruments recorded as liabilities was $969 and $313 as of March 31, 2023 and December 31, 2022, respectively, which were recorded in accrued expenses and other current liabilities in the consolidated interim balance sheets.

The changes related to cash flow hedging instruments, recorded in the consolidated interim statements of income (loss), for the three months ended March 31, 2023 and 2022, were as follows:

	Reclassification of losses into income (loss) from accumulated other comprehensive loss
	Three months ended March 31,
	2023	2022
	Unaudited
Cost of revenues	$28	$3
Research and development	315	20
Sales and marketing	56	4
General and administrative	49	3
Total losses recognized in the consolidated interim statements of income (loss)	$448	$30

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Cont.)
Effect of Foreign Currency Contracts on Accumulated Other Comprehensive Loss
Net unrealized losses of foreign currency contracts designated as cash flow hedging instruments are recorded in accumulated other comprehensive loss.

The changes in unrealized losses on the Company’s derivative instruments recorded in accumulated other comprehensive loss were as follows:

	Three months ended March 31,
	2023	2022
	Unaudited
Unrealized losses on derivative instruments at the beginning of the period	$(313)	$—
Changes in fair value of derivative instruments	(1,104)	(260)
Reclassification of losses recognized in the consolidated interim statements of income (loss) from accumulated other comprehensive loss	448	30
Unrealized losses on derivative instruments at the end of the period (unaudited)	$(969)	$(230)
All net deferred losses in accumulated other comprehensive losses as of March 31, 2023, are expected to be recognized over the next twelve months as operating expenses in the same financial statement line item in the consolidated interim statements of loss to which the derivative relates.

NOTE 7:-	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill
The following table represents the changes in the carrying amounts of the Company’s total goodwill:
Carrying Amount

Balance as of December 31, 2022	$555,869
Purchase accounting adjustment	62
Balance as of March 31, 2023 (unaudited)	$555,931

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 7:-	GOODWILL AND INTANGIBLE ASSETS, NET (Cont.)
Intangible Assets, Net

Definite-lived intangible assets, net consist of the following:
	Gross Fair Value	Accumulated Amortization	Net Book Value
March 31, 2023 (unaudited)
Merchant/ Network affiliate relationships	$146,547	$(51,563)	$94,984
Technology	74,193	(34,920)	39,273
Publisher relationships	42,933	(16,994)	25,939
Tradenames	24,097	(12,703)	11,394
Customer relationships	13,146	(11,559)	1,587
Total	$300,916	$(127,739)	$173,177

December 31, 2022	Gross Fair Value	Accumulated Amortization	Net Book Value
Merchant/Network affiliate relationships	$146,547	$(43,421)	$103,126
Technology	74,193	(32,042)	42,151
Publisher relationships	42,933	(14,311)	28,622
Tradenames	24,097	(10,689)	13,408
Customer relationships	13,156	(11,307)	1,849
Total	$300,926	$(111,770)	$189,156

Amortization expenses for intangible assets were $15,969 and $15,780, for the three months ended March 31, 2023 and 2022, respectively.
The estimated future amortization expense of definite-lived intangible assets as of March 31, 2023, is as follows (unaudited):
Year Ending December 31,
2023 (Remainder)	$47,916
2024	60,519
2025	51,407
2026	13,244
2027	91
Total	$173,177

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data
NOTE 8:-	FINANCING ARRANGEMENTS
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
The Credit Agreement also contains customary representations, covenants and events of default. Failure to meet the covenants beyond applicable grace periods could result in acceleration of outstanding borrowings and/or termination of the Facility. As of March 31, 2023, the Company was in compliance with the Facility covenants.
In April 2023, subsequent to the interim balance sheet date, the Company voluntarily prepaid $30,000 of the principal amount of the outstanding debt under the Credit Agreement.
As of March 31, 2023, the total future principal payments related to Facility loan are as follows:
Amount
Year Ending December 31,
2023 (current maturities)	$32,250
2024	3,000
2025	3,000
2026	3,000
2027	3,000
2028	189,985
Total	$234,235

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
The total interest expenses, including issuance costs amortization, recognized in connection with the long-term loan were $5,473 and $3,733 for the three months ended March 31, 2023 and 2022, respectively. The long-term loan interest and issuance costs amortization, included as interest expenses, are recognized through the remaining term of the Credit agreement using the effective interest rate.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	FINANCING ARRANGEMENTS (Cont.)
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
As of March 31, 2023, the Company was in compliance with the financial covenants and had no outstanding borrowings under the Revolving Credit Agreement.
As of March 31, 2023, deferred financing costs associated with entering into the Revolving Credit Agreement in the total amount of $1,085, were included in short-term and long-term prepaid expenses in the Company’s consolidated balance sheet.
The deferred financing costs are amortized on a straight-line basis over the term of the Revolving Credit Agreement. Deferred financing costs amortization amounted to $62 and $0, for the three months ended March 31, 2023 and 2022, respectively.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data
NOTE 9:-	SHAREHOLDERS’ EQUITY AND SHARE INCENTIVE PLANS
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
On December 30, 2022, in connection with the Yahoo transaction, the Company’s shareholders approved an amendment and restatement to the Articles to include a Non-voting Ordinary share class with an authorized share capital of 46,000,000. In January 2023, the Company issued 45,198,702 Non-voting Ordinary shares to Yahoo. The Non-voting Ordinary shares are not entitled to vote, except in limited circumstances as provided in the Articles. Other than the voting rights, the rights to receive notice of meetings of shareholders and limited circumstances as described in the Articles, the Non-voting Ordinary shares will have rights identical to the rights of Ordinary shares as described above (see Note 1b).
Share Incentive Plans

a.
On November 23, 2022, the Company received the approval of the Israeli court for its motion to extend, to May 16, 2023, its former motion to allow the Company to utilize the net issuance mechanism to satisfy tax withholding obligations related to equity-based compensation on behalf of its directors, officers and other employees and possible future share repurchases (the “Program”) of up to $50,000. The Company’s board of directors have the authority to determine the amount to be utilized for the Program. On April 17, 2023, the Company submitted an additional request for extension, which is currently under the Israeli court review process, and intends to continue filing extension requests for the court approval on an ongoing basis, as required.

For the three months ended March 31, 2023 and 2022, the Company utilized the net issuance mechanism in connection with equity-based compensation for certain Office Holders, which resulted in a tax withholding payment by the Company of $791 and $1,845, respectively, which were recorded as a reduction of additional paid-in capital.
b.	The following is a summary of share option activity and related information for the three months ended March 31, 2023 (including employees, directors, officers and consultants of the Company):

	Outstanding Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2023	35,488,179	$3.08	6.72	$40,516
Granted	—	—	—	—
Exercised	(1,318,697)	1.24	—	$2,416
Forfeited	(199,432)	5.94	—	—
Balance as of March 31, 2023 (unaudited)	33,970,050	$3.12	6.64	$28,663
Exercisable as of March 31, 2023 (unaudited)	27,059,535	$2.33	6.29	$25,591

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 9:-	SHAREHOLDERS’ EQUITY AND SHARE INCENTIVE PLANS (Cont.)
The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period.

The Company did not grant any options during the three months ended March 31, 2023.

As of March 31, 2023, unrecognized share-based compensation cost related to unvested share options was $22,266, which is expected to be recognized over a weighted-average period of 2.4 years.

c.	The following is a summary of the RSU activity and related information for the three months ended March 31, 2023:

	Outstanding Restricted Shares Unit	Weighted Average Grant Date Fair Value

Balance as of January 1, 2023	23,521,009	$6.60
Granted	10,165,344	3.63
Vested (*)	(2,262,724)	6.65
Forfeited	(781,458)	6.84
Balance as of March 31, 2023 (unaudited)	30,642,171	$5.60

(*) A portion of the shares that vested were netted out to satisfy the tax obligations of the recipients. During the three months ended March 31, 2023, a total of 286,306 RSUs were canceled to satisfy tax obligations, resulting in net issuance of 286,306 shares.
The total release date fair value of RSUs was $8,225, during the three months ended March 31, 2023.
As of March 31, 2023, unrecognized share-based compensation cost related to unvested RSUs was $128,530, which is expected to be recognized over a weighted-average period of 3.2 years.
The total share-based compensation expense related to all of the Company’s share-based awards recognized for the three months ended March 31, 2023 and 2022, was comprised as follows:

	Three months ended March 31,
	2023	2022
	Unaudited
Cost of revenues	$1,044	$703
Research and development	5,844	6,102
Sales and marketing	4,285	5,300
General and administrative	4,909	7,724
Total share-based compensation expense	$16,082	$19,829

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data
NOTE 10:-	INCOME TAXES

The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses and tax regulations. The Company’s effective tax rates were 2.0% and (11.2%) for the three months ended March 31, 2023 and 2022, respectively. The relatively low effective tax rate for the three months ended March 31, 2023, results primarily from the valuation allowance in Israel, as well as tax benefits associated from losses incurred in the U.S. partly offset by tax expenses in other jurisdictions.

NOTE 11:-	COMMITMENTS AND CONTINGENCIES

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
Non-cancelable Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase primarily software and IT related-based services. As of March 31, 2023, the Company had outstanding non-cancelable purchase obligations in the amount of $24,136.
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

b.
In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes, or claims. The Company investigates these claims as they arise and record a provision, as necessary. Provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Although claims are inherently unpredictable, the Company is currently not aware of any matters that, it believes would individually or taken together, have a material adverse effect on its business, financial position, results of operations, or cash flows.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data
NOTE 12:-	RELATED PARTY BALANCES AND TRANSACTIONS

The Company is a party to certain transaction related agreements with Yahoo, pursuant to which the Company issued 39,525,691 Ordinary Shares and 45,198,702 Non-voting Ordinary shares to Yahoo, and  granting Yahoo the right to appoint one representative to the Company’s board of directors, resulting in Yahoo to become a principal shareholder effective the Transaction closing on January 17, 2023 (see Note 1b).

Prior to 2023, the Company and its affiliates entered into agreements in the ordinary course of business with Yahoo and its affiliates. In connection with these agreements, for the three months ended March 31, 2023 (including the portion prior to the Transaction closing date), the Company recorded revenues from Yahoo or its affiliates of $7,114. As of March 31, 2023, in regards to Yahoo and its affiliates the Company’s balances of trade receivables were $5,333, and its balances of trade payables were $6,399.

NOTE 13:-	GEOGRAPHIC INFORMATION

The following table represents total revenue by geographic area based on the Advertisers’ billing address:

	Three months ended March 31,
	2023	2022
	Unaudited
Israel	$57,626	$50,694
United States	112,904	134,686
Germany	30,775	38,392
United Kingdom	17,711	18,544
Rest of the world	108,670	112,410
Total	$327,686	$354,726

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data
NOTE 14:-	NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO ORDINARY SHAREHOLDERS

	Three months ended March 31,
	2023		2022
	Ordinary shares	Non-voting Ordinary shares	Ordinary shares	Non-voting Ordinary shares
	Unaudited

Numerator:
Net income (loss) attributable to Ordinary shareholders, basic and diluted	$(27,870)	$(3,443)	$3,888	$—

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to Ordinary shareholders, basic	296,763,107	36,661,169	247,378,428	—
Weighted-average shares used in computing net income (loss) per share attributable to Ordinary shareholders, diluted	296,763,107	36,661,169	260,036,934	—

Net income (loss) per share attributable to Ordinary and non-voting Ordinary shareholders, basic	$(0.09)	$(0.09)	$0.02	$—
Net income (loss) per share attributable to Ordinary and non-voting Ordinary shareholders, diluted	$(0.09)	$(0.09)	$0.01	$—

The potential shares of Ordinary Shares that were excluded from the computation of diluted net loss per share attributable to Ordinary and Non-voting Ordinary shareholders for the periods presented because including them would have been anti-dilutive are as follows:

	Three months ended March 31,
	2023	2022
	Unaudited

Warrants	12,349,990	12,349,990
RSUs	28,550,688	10,645,660
Outstanding share options	28,449,625	20,000
Issuable Ordinary Shares related to Business Combination under holdback arrangement	1,704,406	3,681,030
Total	71,054,709	26,696,680

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with Taboola’s accompanying unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023 (the “Quarterly Report”) and audited consolidated financial statements and the related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report") filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2023. Some of the information contained in this discussion and analysis is set forth in our Annual Report, including information with respect to Taboola’s plans and strategy for Taboola’s business, and includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A “Risk Factors” in our Annual Report and “Note Regarding Forward-Looking Statements” in our Annual Report and elsewhere herein, Taboola’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Throughout this section, unless otherwise noted or the context requires otherwise, “we,” “us,” “our” and the “Company” refer to Taboola and its consolidated subsidiaries, and in references to monetary amounts, “dollars” and “$” refer to U.S. Dollars, and “NIS” refers to New Israeli Shekels.

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

Yahoo Partnership

In November 2022, we announced we had entered into a 30-year exclusive commercial agreement with Yahoo, under which we will power native advertising across all of Yahoo’s digital properties, expanding our native advertising offering. In January 2023 we closed on the various related agreements, including the issuance of 39,525,691 Ordinary Shares and 45,198,702 Non-Voting Ordinary Shares to Yahoo. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Key Factors and Trends Affecting our Performance

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and those referred to in Part II, Item 1A, “Risk Factors.”

Business and Macroeconomic Conditions

Global economic and geopolitical conditions have been increasingly volatile due to factors such as the war in Ukraine, inflation, rising interest rates, supply chain disruptions and the prolonged COVID-19 pandemic which has impacted and may continue to impact certain regions. The economic uncertainty resulting from these factors has negatively impacted advertising demand and our yields. Further, the impacts of inflation, which persisted throughout 2022 and the first quarter of 2023, has increased the costs of equipment and labor needed to operate our business and could continue to adversely affect us in future periods. These factors, among others, including continued supply chain disruptions, make it difficult for us and our Advertisers to accurately forecast and plan future business activities, and could cause our Advertisers to reduce or delay their advertising spending with us, which, in turn, could have an adverse impact on our business, financial condition and results of operations. We are monitoring these macroeconomic conditions closely and may continue to take actions in response to such conditions to the extent they adversely affect our business.

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

Product and Research and Development

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

(dollars in thousands, except per share data)	Three months ended March 31,
	2023	2022
	Unaudited
Revenues	$327,686	$354,726
Gross profit	$89,592	$112,030
Net income (loss)	$(31,313)	$3,888
EPS diluted (1)	$(0.09)	$0.01
Ratio of net income (loss) to gross profit	(35.0%)	3.5%
Cash flow provided by operating activities	$17,524	$8,123
Cash, cash equivalents, short-term deposits and investments	$274,431	$317,953

Non-GAAP Financial Data (2)
ex-TAC Gross Profit	$115,740	$138,228
Adjusted EBITDA	$10,122	$34,856
Non-GAAP Net Income (Loss) (3)	$(4,101)	$22,095
Ratio of Adjusted EBITDA to ex-TAC Gross Profit	8.7%	25.2%
Free Cash Flow	$11,174	$1,221

(1)	The weighted-average shares used in the computation of the diluted EPS for the three months ended March 31, 2023 and 2022 are 333,424,276 and 260,036,934, respectively.
(2)	Refer to “Non-GAAP Financial Measures” below for an explanation and reconciliation to GAAP metrics.
(3)	Three months ended March 31, 2022 have been adjusted to exclude the impact of foreign currency exchange rates to be consistent with current period presentation.

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

Non-GAAP Net Income (Loss)

We calculate Non-GAAP Net Income (Loss) as net income (loss) adjusted to exclude revaluation of our Warrants liability, share-based compensation expense including Connexity holdback compensation expenses, M&A costs and amortization of acquired intangible assets, foreign currency exchange rate gains (losses), net, and other noteworthy items that change from period to period and related tax effects.

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

Limitations on the use of ex-TAC Gross Profit include the following:

●	Traffic acquisition cost is a significant component of our cost of revenues but is not the only component; and
●
ex-TAC Gross Profit is not comparable to our gross profit and by definition ex-TAC Gross Profit presented for any period will be higher than our gross profit for that period.

The following table provides a reconciliation of revenues and gross profit to ex-TAC Gross Profit:

	Three months ended March 31,
	2023	2022
	(dollars in thousands)
Revenues	$327,686	$354,726
Traffic acquisition cost	211,946	216,498
Other cost of revenues	26,148	26,198
Gross profit	$89,592	$112,030
Add back: Other cost of revenues	26,148	26,198
ex-TAC Gross Profit	$115,740	$138,228

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

	Three months ended March 31,
	2023	2022
	(dollars in thousands)
Net income (loss)	$(31,313)	$3,888
Adjusted to exclude the following:
Finance (income) expenses, net	3,154	(11,195)
Income tax benefit	(639)	(392)
Depreciation and amortization	22,601	22,676
Share-based compensation expenses	13,527	17,039
Holdback compensation expenses (1)	2,555	2,790
M&A and other costs (2)	237	50
Adjusted EBITDA	$10,122	$34,856

(1)	Represents share-based compensation due to holdback of Taboola Ordinary Shares issuable under compensatory arrangements relating to Connexity acquisition.
(2)	Includes commercial agreement asset acquisition costs.

We believe that the Ratio of Adjusted EBITDA to ex-TAC Gross Profit is useful because TAC is what we must pay digital properties to obtain the right to place advertising on their websites, and we believe focusing on ex-TAC Gross Profit better reflects the profitability of our business.

The following table reconciles ratio of net income (loss) to gross profit and Ratio of Adjusted EBITDA to ex-TAC Gross Profit:

	Three months ended March 31,
	2023	2022
	(dollars in thousands)
Gross profit	$89,592	$112,030
Net income (loss)	$(31,313)	$3,888
Ratio of net income (loss) to gross profit	(35.0%)	3.5%

ex-TAC Gross Profit	$115,740	$138,228
Adjusted EBITDA	$10,122	$34,856
Ratio of Adjusted EBITDA margin to ex-TAC Gross Profit	8.7%	25.2%

Non-GAAP Net Income (Loss)

We believe that Non-GAAP Net Income (Loss) is useful because it allows us and others to measure our operating performance and trends without regard to items such as the revaluation of our Warrants liability, share-based compensation expense, cash and non-cash M&A costs including amortization of acquired intangible assets, foreign currency exchange rate (gains) losses, net and other noteworthy items that change from period to period and related tax effects. These items can vary substantially depending on our share price, acquisition activity, the method by which assets are acquired and other factors. Limitations on the use of Non-GAAP Net Income (Loss) include the following:

●
Non-GAAP Net Income (Loss) excludes share-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;

●	Non-GAAP Net Income (Loss) will generally be more favorable than our net income (loss) for the same period due to the nature of the items being excluded from its calculation; and
●	Non-GAAP Net Income (Loss) is a performance measure and should not be used as a measure of liquidity.

The following table reconciles net income (loss) to Non-GAAP Net Income (Loss) for the periods shown*:

	Three months ended March 31,
	2023	2022
	(dollars in thousands)
Net income (loss)	$(31,313)	$3,888
Amortization of acquired intangibles	15,969	15,780
Share-based compensation expenses	13,527	17,039
Holdback compensation expenses (1)	2,555	2,790
M&A and other costs (2)	237	50
Revaluation of Warrants	(1,676)	(14,042)
Foreign currency exchange rate losses (3)	429	216
Income tax effects	(3,829)	(3,626)
Non-GAAP Net Income (Loss)	$(4,101)	$22,095

* Three months ended March 31, 2022 have been adjusted to exclude the impact of foreign currency exchange rates to be consistent with current period presentation.

(1)	Represents share-based compensation due to holdback of Taboola Ordinary Shares issuable under compensatory arrangements relating to Connexity acquisition.
(2)	Includes commercial agreement asset acquisition costs.
(3)
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

●	This metric does not reflect our future contractual commitments.

	Three months ended March 31,
	2023	2022
	(dollars in thousands)
Net cash provided by operating activities	$17,524	$8,123
Purchases of property and equipment, including capitalized internal-use software	(6,350)	(6,902)
Free Cash Flow	$11,174	$1,221

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

Cost of revenues

Our cost of revenue primarily includes traffic acquisition cost and also includes other cost of revenue.

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

Income tax benefit (expenses)

The statutory corporate tax rate in Israel was 23% for the three months ended March 31, 2023 and 2022, although we are entitled to certain tax benefits under Israeli law.

Pursuant to the Israeli Law for Encouragement of Capital Investments-1959 (the “Investments Law”) and its various amendments, under which we have been granted Privileged Enterprise” status, we were granted a tax exemption status for the years 2018 and 2019. The 2018 tax exemption resulted in approximately $10.4 million of potential tax savings. In 2019 we did not benefit from the Privileged Enterprise status because we did not have taxable income. The benefits available to a Privileged Enterprise in Israel relate only to taxable income attributable to the specific investment program and are conditioned upon terms stipulated in the Investment Law. We received a Tax Ruling from the Israeli Tax Authority that its activity is an industrial activity and therefore eligible for the status of a Privileged Enterprise, provided that we meet the requirements under the ruling. If we do not fulfill these conditions, in whole or in part, the benefits can be revoked, and we may be required to refund the benefits, in an amount linked to the Israeli consumer price index plus interest. As of March 31, 2023, management believes that we meet the aforementioned conditions.

For 2021 and subsequent tax years, we adopted The “Preferred Technology Enterprises” (“PTE”) Incentives Regime (Amendment 73 to the Investment Law) granting a 12% tax rate in central Israel on income deriving from benefited intangible assets, subject to a number of conditions being fulfilled, including a minimal amount or ratio of annual research and development expenditure and research and development employees, as well as having at least 25% of annual income derived from exports to large markets. PTE is defined as an enterprise which meets the aforementioned conditions and for which total consolidated revenues of its parent company and all subsidiaries are less than NIS 10 billion.

As of March 31, 2023, we have an accumulated tax loss carry-forward of approximately $41.4 million in Israel. The tax loss can be offset indefinitely. Non-Israeli subsidiaries are taxed according to the tax laws in their respective jurisdictions.

The following table provides consolidated statements of income (loss) data for the periods indicated:

	Three months ended March 31,
	2023	2022

Revenues	$327,686	$354,726
Cost of revenues:
Traffic acquisition cost	211,946	216,498
Other cost of revenues	26,148	26,198
Total cost of revenues	238,094	242,696
Gross profit	89,592	112,030
Operating expenses:
Research and development	31,985	30,412
Sales and marketing	60,569	61,368
General and administrative	25,836	27,949
Total operating expenses	118,390	119,729
Operating loss	(28,798)	(7,699)
Finance income (expenses), net	(3,154)	11,195
Income (loss) before income taxes	(31,952)	3,496
Income tax benefit	639	392
Net income (loss)	$(31,313)	$3,888

Comparison of the three months ended March 31, 2023 and 2022

Revenues decreased by $27.0 million, or 7.6%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Existing digital property partners, including the growth of new digital property partners (beyond the revenue contribution determined based on the run-rate revenue generated by the partners when they are first on-boarded) decreased by approximately $65.1 million. This decrease was primarily driven by lower yields due to weaker demand on our platform, reflecting the current macroeconomic conditions and the impact on advertising spend. New digital property partners contributed approximately $38.1 million of new Revenues on a 12-month run rate basis calculated based on their first full month on the network.

Gross profit decreased by $22.4 million, or 20.0%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Ex-TAC Gross Profit, a non-GAAP measure, decreased by $22.5 million, or 16.3%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a decrease in existing digital property partners. This decrease was primarily driven by lower yields due to weaker demand on our platform, reflecting the current macroeconomic conditions and the impact on advertising spend and a mix shift to lower margin digital properties.

Cost of revenues decreased by $4.6 million, or 1.9%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Traffic acquisition cost decreased by $4.6 million, or 2.1%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Revenues decreased at a higher rate than Traffic acquisition cost primarily due to a mix shift to lower margin digital properties and decreased yield on digital properties with guarantee obligations.

The cost of guarantees (total payments due under guarantee arrangements in excess of amounts the Company would otherwise be required to pay under revenue sharing arrangements) as a percentage of traffic acquisition costs were approximately 19% and 10% for the three months ended March 31, 2023 and March 31, 2022, respectively.

Other cost of revenues decreased by $0.1 million, or 0.2%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily as a result of a decrease of $0.3 million in employee related costs, partially offset by an increase of $0.3 million in data and hosting expenses.

Research and development expenses increased by $1.6 million, or 5.2%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily attributable to an increase of $1.5 million in employee related costs mainly from increase in headcount.

Sales and marketing expenses decreased by $0.8 million, or 1.3%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease is mainly attributed to a decrease of $2.0 million in advertising and promotion and a decrease of $1.0 million in employee related share-based compensation expenses partially offset by an increase of $1.9 million in salaries and other employee related costs due to increase in headcount.

General and administrative expenses decreased by $2.1 million, or 7.6%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily a result of a decrease of $1.1 million in employee related costs and a decrease of $1.4 million related to M&A costs and legal consultants expenses related to regulatory matters.

Finance income (expenses), net decreased by $14.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, mainly attributable to $12.3 million Warrants liability devaluation.

Income tax benefit increased by $0.2 million, or 63.0%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Liquidity and Capital Resources

Our primary cash needs are for working capital, personnel costs, contractual obligations, including payments to digital property partners, office leases and software and information technology costs, capital expenditures for servers and capitalized software development, payment of interest and required principal payments on our long-term loan and other commitments. We fund these cash needs primarily from cash generated from operations, as well as from cash and cash equivalents on our balance sheet when required. For the three months ended March 31, 2023 and 2022, we generated cash from operations of $17.5 million and $8.1 million, respectively.

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

As of March 31, 2023 and December 31, 2022, we had $274.4 million and $262.8 million of cash, cash equivalents and short-term investments, respectively, and $5.1 million and $4.8 million in short and long-term restricted deposits, respectively, used, mainly, as security for our lease commitments. Cash and cash equivalents consist of cash in banks and highly liquid marketable securities investments and money market account and funds, with an original maturity of three months or less at the date of purchase and are readily convertible to known amounts of cash. Short-term investments generally consist of bank deposits, U.S. government treasuries, commercial paper, corporate debt securities, and U.S. agency bonds.

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

On August 9, 2022 we entered into an incremental revolving credit facility amendment to our existing senior secured credit agreement (“Amended Credit Agreement”). The Amended Credit Agreement provides for borrowings in an aggregate principal amount of up to $90 million (the “Revolving Facility”). The proceeds of the Revolving Facility can be used to finance working capital needs and general corporate purposes. Borrowings under the Revolving Facility are subject to customary borrowing conditions and will bear interest at a variable annual rate based on Term SOFR or Base Rate plus a fixed margin. The Amended Credit Agreement also contains customary representations, covenants and events of default as well as a financial covenant, which places a limit on our allowable net leverage ratio. As of March 31, 2023, we had no outstanding borrowings under the Revolving Facility.

As of March 31, 2023, there was $234.2 million in principal amount of debt outstanding under our long-term loan. In April 2023, we voluntarily prepaid $30.0 million in principal amount of debt outstanding under our long-term loan. We will consider the repurchase and retirement of additional debt based on, among other factors, our liquidity position and possible alternative uses of cash.

As of May 9, 2023 we have insignificant cash held by First Citizens Bank & Trust Company, the entity which ultimately acquired the deposits and loans of Silicon Valley Bank (“SVB”). We hold most of our cash, cash equivalents and short-term investments at multiple other large U.S. financial institutions. We do not anticipate a material impact on our financial condition or operations as a result of SVB’s circumstances. See Note 1c of Notes to the Unaudited Consolidated Interim Financial Statements.

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

Our future capital requirements and the adequacy of available funds will depend on many factors, including the risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 under Item 1A. “Risk Factors,” and in our subsequent filings with the SEC.

	Three months ended March 31,
	2023	2022
	Unaudited
Cash Flow Data:
Net cash provided by operating activities	17,524	8,123
Net cash provided by (used in) investing activities	35,310	(49,648)
Net cash provided by (used in) financing activities	(206)	804
Exchange rate differences on balances of cash and cash equivalents	328	(671)
Increase (decrease) in cash and cash equivalents	52,956	(41,392)

Operating Activities

During the three months ended March 31, 2023, net cash provided by operating activities was $17.5 million, an increase of $9.4 million, compared to $8.1 million for the same period in 2022. The $17.5 million was related to our net loss of $31.3 million adjusted by non-cash charges of $36.8 million and changes in working capital of $12.0 million.

The $36.8 million of non-cash charges primarily consisted of depreciation and amortization of $22.6 million and share-based compensation expense related to vested equity awards of $16.1 million, partially offset by $1.7 million of Warrants liability devaluation.

The $12.0 million increase in cash resulting from changes in working capital primarily consisted of a $44.4 million decrease in trade receivables, net and an increase in deferred taxes, net of $2.8 million, partially offset by a decrease in trade payables of $22.8 million and a decrease in accrued expenses and other current and long-term liabilities of $13.4 million.

Net cash provided by operating activities of $8.1 million for the three months ended March 31, 2022 was primarily related to our net income of $3.9 million adjusted by non-cash charges including depreciation and amortization of $22.7 million, mainly from Connexity intangibles acquired, and share-based compensation expense related to vested equity awards of $19.8 million mostly triggered by going public, partially offset by a $25.3 million decrease in working capital and by $14.0 million of warrant liability devaluation. The $25.3 million decrease in cash resulting from changes in working capital primarily consisted of a $45.9 million decrease in trade payables, a $16.5 million decrease in accrued expenses and other current and long-term liabilities, a $4.1 million decrease in deferred taxes, net and a $3.3 million increase in other current assets (including prepaid), partially offset by a $45.9 million decrease in trade receivables.

Investing Activities

During the three months ended March 31, 2023, net cash provided by investing activities was $35.3 million, an increase of $84.9 million, compared to $49.6 million in net cash used in the same period in 2022. Net cash provided by investing activities for the three months ended March 31, 2023 primarily consisted of $41.9 million proceeds from sales and maturities of short-term investments partially offset by $6.4 million purchase of property and equipment, including capitalized internal-use software.

Net cash used in investing activities of $49.6 million for the three months ended March 31, 2022 primarily consisted of $40.0 million of investment in short-term deposits, of $6.9 million of purchases of property and equipment, including capitalized internal-use software and $2.1 million payments of cash in escrow for acquisition of a subsidiary.

Financing Activities

During the three months ended March 31, 2023, net cash used in financing activities was $0.2 million, a decrease of $1.0 million, compared to $0.8 million in net cash provided for the same period in 2022. Net cash used in financing activities for the three months ended March 31, 2023 primarily consisted of $0.8 million payment of tax withholding for share-based compensation and $0.8 million repayment of the current portion of long-term loan, offset by $1.3 million proceeds received from share option exercises and vested RSUs.

Net cash provided by financing activities of $0.8 million for the three months ended March 31, 2022, primarily consisted of $3.4 million from proceeds received from share option exercises and vested RSUs offset by $1.8 million payment of tax withholding for share-based compensation.

Contractual Obligations

The following table discloses aggregate information about material contractual obligations and the periods in which they are due as of March 31, 2023. Future events could cause actual payments to differ from these estimates.

	Contractual Obligations by Period
	2023	2024	2025	2026	2027	Thereafter
	(dollars in thousands)
Debt Obligations	$32,250	$3,000	$3,000	$3,000	$3,000	$189,985
Operating Leases (1)	13,160	18,108	16,075	13,311	9,614	13,692
Non-cancellable purchase obligations (2)	19,123	4,763	247	3	—	—
Total Contractual Obligations	$64,533	$25,871	$19,322	$16,314	$12,614	$203,677

(1)	Represents future minimum lease commitments under non-cancellable operating lease agreements.
(2)	Primarily represents non-cancelable amounts for contractual commitments in respect of software and information technology.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty. The table above does not reflect any reduction for prepaid obligations as of March 31, 2023. As of March 31, 2023, we have a provision related to unrecognized tax benefit liabilities totaling $3.7 million and other provisions related to severance pay and contribution plans, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

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

Recent Accounting Pronouncements

During the period covered by this report, there were no material recent accounting pronouncements impacting our accounting policies that are not already discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our critical accounting policies are those that materially affect our consolidated financial statements and involve difficult, subjective or complex judgments by management. There have been no material changes to our critical accounting policies and estimates of and for the year ended December 31, 2022, included in the Company’s Form 10-K filed with the SEC on March 13, 2023.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

A 10% increase or decrease of the NIS, Euro, British pound sterling, or the Japanese yen against the U.S. dollar would have impacted the consolidated statements of income (loss) as follows:

	Operating loss impact Three months ended March 31,
	2023		2022
	(dollars in thousands)
	+10%	-10%	+10%	-10%
NIS/USD	$(841)	$841	$(1,765)	$1,765
EUR/USD	$204	$(204)	$1,358	$(1,358)
GBP/USD	$(481)	$481	$(1,289)	$1,289
JPY/USD	$354	$(354)	$570	$(570)

To reduce the impact of foreign exchange risks associated with forecasted future cash flows related to payroll expenses and other personnel related costs denominated in NIS and their volatility, we have established a hedging program and use derivative financial instruments, specifically foreign currency forward contracts, to manage exposure to foreign currency risks. These derivative instruments are designated as cash flow hedges.

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

As of March 31, 2023, we had approximately $234.2 million of outstanding borrowings under our long-term loan with a variable interest rate. In April 2023 we voluntarily prepaid $30.0 million of the principal amount of the debt outstanding under the long-term loan. See Liquidity and Capital Resources for information regarding our incremental revolving credit facility amendment.

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

Credit Risk

Credit risk with respect to accounts receivable is generally not significant, as we routinely assess the creditworthiness of our partners and Advertisers. Historically, we generally have not experienced any material losses related to receivables from Advertisers. We do not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in our accounts receivable.

As of March 31, 2023, we maintained cash balances primarily in banks in Israel, the United States and the United Kingdom. In the United States and United Kingdom, the Company deposits are maintained with commercial banks, which are insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”) and Financial Services Compensation Scheme (“FSCS”), which is authorized by the Bank of England (acting in its capacity as the Prudential Regulation Authority), respectively. In Israel, commercial banks do not have government-sponsored deposit insurance. Historically we have not experienced losses related to these balances and believe our credit risk in this area is reasonable. As of March 31, 2023, we maintained cash balances with U.S. and United Kingdom banks that significantly exceed FDIC and FSCS insurance limits and we expect we will continue to do so. We regularly monitor bank financial strength and other factors in determining where to maintain cash deposits but may not be able to fully mitigate the risk of possible bank failures.

Our short-term investments, which were $55.6 million as of March 31, 2023, are investments in marketable securities with high credit ratings as required by our investment policy and are not insured or guaranteed.

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

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our consolidated business prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 1A.	Risk Factors

Investing in our ordinary shares involves a high degree of risk. We describe risks associated with our business in Part I, Item 1A: “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. Each of the risks described in those Risk Factors may be relevant to decisions regarding an investment in or ownership of our ordinary shares. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our ordinary shares to decline. You should carefully consider such risks and the other information contained in this report, including our condensed consolidated interim financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our ordinary shares

There are no additional material changes to the Risk Factors in our Annual Report on Form 10-K of which we are currently aware; but our Risk Factors cannot anticipate and fully address all possible risks of investing in our ordinary shares, the risks of investing in our ordinary shares may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 17, 2023 the Company filed a Current Report on Form 8-K announcing the closing of the Yahoo transaction and various related agreements, including the issuance of 39,525,691 Ordinary Shares and 45,198,702 Non-Voting Ordinary Shares to Yahoo in an unregistered transaction exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(a)(2) thereof.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description
3.1*	12th Amended and Restated Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2023)
10.1*
Omnibus Agreement, dated as of November 28, 2022, by and among the Registrant, College Top Holdings, Inc. and Yahoo AdTech JV, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2023)

10.2*
Investor Rights Agreement, dated as of January 17, 2023, by and between the Registrant and College Top Holdings, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2023)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on this 10th day of May 2023.

By: /s/ Stephen C. Walker
Name:	Stephen C. Walker
Title:	Chief Financial Officer