Form 10-Q
period 2023-06-30
Taboola.com Ltd.
filed 2023-08-09
CIK 1840502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-40566

TABOOLA.COM LTD.
(Exact name of registrant as specified in its charter)

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
 ☐ Yes ☒ No

As of July 31, 2023 the Registrant had outstanding 301,048,676 Ordinary Shares and 45,198,702 Non-Voting Ordinary Shares.

Taboola.com Ltd.
Quarterly Report on Form 10-Q

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TABOOLA.COM LTD.

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

UNAUDITED

INDEX

TABOOLA.COM LTD.

CONSOLIDATED INTERIM BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30,	December 31,
	2023	2022
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$204,595	$165,893
Short-term investments	42,256	96,914
Restricted deposits	1,170	750
Trade receivables (net of allowance for credit losses of $9,685 and $6,748 as of June 30, 2023 and December 31, 2022, respectively)	217,437	256,708
Prepaid expenses and other current assets	70,817	73,643
Total current assets	536,275	593,908
NON-CURRENT ASSETS
Long-term prepaid expenses	40,230	42,945
Commercial agreement asset	289,451	—
Restricted deposits	3,974	4,059
Deferred tax assets, net	3,121	3,821
Operating lease right of use assets	64,364	66,846
Property and equipment, net	71,079	73,019
Intangible assets, net	157,215	189,156
Goodwill	555,931	555,869
Total non-current assets	1,185,365	935,715
Total assets	$1,721,640	$1,529,623

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	$222,232	$247,504
Short-term operating lease liabilities	16,231	14,753
Accrued expenses and other current liabilities	105,234	102,965
Current maturities of long-term loan	3,000	3,000
Total current liabilities	346,697	368,222
LONG-TERM LIABILITIES
Long-term loan, net of current maturities	192,307	223,049
Long-term operating lease liabilities	54,583	57,928
Warrants liability	5,782	6,756
Deferred tax liabilities, net	26,938	34,133
Other long-term liabilities	5,000	5,000
Total long-term liabilities	284,610	326,866
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY
Ordinary shares with no par value- Authorized: 700,000,000 as of June 30, 2023 and December 31, 2022; 300,637,035 and 254,133,863 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	—	—
Non-voting Ordinary shares with no par value- Authorized: 46,000,000 as of June 30, 2023 and December 31, 2022; 45,198,702 and 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	—	—
Treasury Ordinary shares, at cost - 1,442,000 and 0 Ordinary shares as of June 30, 2023 and December 31, 2022, respectively	(4,358)	—
Additional paid-in capital	1,226,572	903,789
Accumulated other comprehensive loss	(834)	(834)
Accumulated deficit	(131,047)	(68,420)
Total shareholders’ equity	1,090,333	834,535
Total liabilities and shareholders’ equity	$1,721,640	$1,529,623

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF LOSS

U.S. dollars in thousands, except share and per share data

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	Unaudited
Revenues	$332,004	$342,695	$659,690	$697,421
Cost of revenues:
Traffic acquisition cost	208,870	199,486	420,816	415,984
Other cost of revenues	26,077	26,848	52,225	53,046

Total cost of revenues	234,947	226,334	473,041	469,030

Gross profit	97,057	116,361	186,649	228,391

Operating expenses:
Research and development	34,001	34,079	65,986	64,491
Sales and marketing	61,198	66,405	121,767	127,773
General and administrative	26,858	25,428	52,694	53,377
Total operating expenses	122,057	125,912	240,447	245,641

Operating loss	(25,000)	(9,551)	(53,798)	(17,250)
Finance income (expenses), net	(3,827)	4,764	(6,981)	15,959

Loss before income taxes benefit (expenses)	(28,827)	(4,787)	(60,779)	(1,291)
Income tax benefit (expenses)	(2,487)	(234)	(1,848)	158
Net loss	$(31,314)	$(5,021)	$(62,627)	$(1,133)

Net loss per share attributable to Ordinary and Non-voting Ordinary shareholders, basic and diluted	$(0.09)	$(0.02)	$(0.18)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	Unaudited
Net loss	$(31,314)	$(5,021)	$(62,627)	$(1,133)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale marketable securities	130	(259)	457	(259)
Unrealized gains (losses) on derivative instruments, net	199	(3,294)	(457)	(3,524)
Other comprehensive income (loss)	329	(3,553)	—	(3,783)
Comprehensive loss	$(30,985)	$(8,574)	$(62,627)	$(4,916)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDERS’ EQUITY

U.S. dollars in thousands, except share and per share data

	Non-voting Ordinary shares		Ordinary shares
	Number	Amount	Number	Amount	Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity

Balance as of March 31, 2023 (unaudited)	45,198,702	$—	297,822,375	$—	$—	$1,209,559	$(99,733)	$(1,163)	$1,108,663
Share-based compensation expenses	—	—	—	—	—	17,215	—	—	17,215
Repurchase of Ordinary Shares	—	—	(1,442,000)	—	(4,358)	—	—	—	(4,358)
Exercise of options and vested RSUs	—	—	4,256,660	—	—	915	—	—	915
Payments of tax withholding for share-based compensation	—	—	—	—	—	(1,117)	—	—	(1,117)
Other comprehensive income	—	—	—	—	—	—	—	329	329
Net loss	—	—	—	—	—	—	(31,314)	—	(31,314)
Balance as of June 30, 2023 (unaudited)	45,198,702	$—	300,637,035	$—	$(4,358)	$1,226,572	$(131,047)	$(834)	$1,090,333

	Ordinary shares
	Number	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity

Balance as of March 31, 2022 (unaudited)	238,816,867	$—	$846,701	$(52,557)	$(230)	$793,914
Share-based compensation expenses	—	—	20,935	—	—	20,935
Exercise of options and vested RSUs	1,863,041	—	1,905	—	—	1,905
Payments of tax withholding for share-based compensation	—	—	(340)	—	—	(340)
Other comprehensive loss	—	—	—	—	(3,553)	(3,553)
Net loss	—	—	—	(5,021)	—	(5,021)
Balance as of June 30, 2022 (unaudited)	240,679,908	$—	$869,201	$(57,578)	$(3,783)	$807,840

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDERS’ EQUITY

U.S. dollars in thousands, except share and per share data

	Non-voting Ordinary shares		Ordinary shares
	Number	Amount	Number	Amount	Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity

Balance as of January 1, 2023	—	$—	254,133,863	$—	$—	$903,789	$(68,420)	$(834)	$834,535
Share-based compensation expenses	—	—	—	—	—	33,949	—	—	33,949
Repurchase of Ordinary Shares	—	—	(1,442,000)	—	(4,358)	—	—	—	(4,358)
Exercise of options and vested RSUs	—	—	7,838,081	—	—	2,679	—	—	2,679
Issuance of Ordinary shares and Non-voting Ordinary shares related to Commercial agreement	45,198,702	—	39,525,691	—	—	288,063	—	—	288,063
Payments of tax withholding for share-based compensation	—	—	581,400	—	—	(1,908)	—	—	(1,908)
Other comprehensive loss	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(62,627)	—	(62,627)
Balance as of June 30, 2023 (unaudited)	45,198,702	$—	300,637,035	$—	$(4,358)	$1,226,572	$(131,047)	$(834)	$1,090,333

	Ordinary shares
	Number	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity

Balance as of January 1, 2022	234,031,749	$—	$824,016	$(56,445)	$—	$767,571
Share-based compensation expenses	—	—	41,281	—	—	41,281
Exercise of options and vested RSUs	6,648,159	—	6,089	—	—	6,089
Payments of tax withholding for share-based compensation	—	—	(2,185)	—	—	(2,185)
Other comprehensive loss	—	—	—	—	(3,783)	(3,783)
Net loss	—	—	—	(1,133)	—	(1,133)
Balance as of June 30, 2022 (unaudited)	240,679,908	$—	$869,201	$(57,578)	$(3,783)	$807,840

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2023	2022
	Unaudited
Cash flows from operating activities
Net loss	$(62,627)	$(1,133)

Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	45,393	45,489
Share-based compensation expenses	32,617	40,261
Net loss from financing expenses	236	4,316
Revaluation of the Warrants liability	(974)	(26,000)
Amortization of loan and credit facility issuance costs	891	715
Amortization of premium and accretion of discount on short-term investments, net	(530)	(137)

Change in operating assets and liabilities:
Decrease in trade receivables, net	39,271	45,616
Decrease (increase) in prepaid expenses and other current assets and long-term prepaid expenses	8,642	(6,350)
Decrease in trade payables	(29,730)	(52,525)
Decrease in accrued expenses and other current liabilities and other long-term liabilities	1,812	(22,946)
Decrease in deferred taxes, net	(6,494)	(12,476)
Change in operating lease right of use assets	8,075	7,639
Change in operating lease liabilities	(7,460)	(12,262)
Net cash provided by operating activities	29,122	10,207

Cash flows from investing activities
Purchase of property and equipment, including capitalized internal-use software	(10,178)	(16,252)
Cash paid in connection with acquisitions, net of cash acquired	—	(620)
Proceeds from (investments in) restricted deposits	(341)	10
Proceeds from sales and maturities of short-term investments	77,636	—
Purchase of short-term investments	(21,991)	(74,855)
Payments of cash in escrow for acquisition of a subsidiary	—	(2,100)
Net cash provided by (used in) investing activities	45,126	(93,817)

Cash flows from financing activities
Exercise of options and vested RSUs	2,456	6,032
Payment of tax withholding for share-based compensation expenses	(1,908)	(2,185)
Repurchase of Ordinary shares	(4,358)	—
Repayment of long-term loan	(31,500)	(1,500)
Net cash provided by (used in) financing activities	(35,310)	2,347

Exchange rate differences on balances of cash and cash equivalents	(236)	(4,316)

Increase (decrease) in cash and cash equivalents	38,702	(85,579)
Cash and cash equivalents - at the beginning of the period	165,893	319,319
Cash and cash equivalents - at end of the period	$204,595	$233,740

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2023	2022
	Unaudited
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$6,833	$16,162
Interest	$9,767	$10,373
Non-cash investing and financing activities:
Purchase of property and equipment, including capitalized internal-use software	$1,705	$7,353
Share-based compensation included in capitalized internal-use software	$1,332	$1,020
Creation of operating lease right-of-use assets	$5,593	$3,107

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
Taboola is a technology company that powers recommendations across the Open Web with an artificial intelligence-based, algorithmic engine developed since the Company began operations in 2007. Taboola partners with websites, devices, and mobile apps (collectively referred to as “digital properties”), to recommend editorial content and advertisements on the Open Web. Digital properties use Taboola’s technology platforms to achieve their business goals, such as driving new audiences to their sites and apps or increasing engagement with existing audiences. Taboola also provides monetization opportunities to digital properties by surfacing paid recommendations by advertisers. Taboola is a business-to-business company with no competing consumer interests. Taboola empowers advertisers to leverage its proprietary AI-powered recommendation platform to reach targeted audiences utilizing effective, native ad-formats across digital properties. As part of the Company e-Commerce offerings, it also syndicates its retailer advertisers’ monetized product listings and links (clickable advertisements) into commerce content-oriented consumer experiences on both the Open Web and within the dominant traditional ad platforms. Taboola generates revenues when people (consumers) click on, purchase from or, in some cases, view the ads that appear within its recommendation platform. The Company’s customers are the advertisers, merchants and affiliate networks that advertise on the Company’s platform (“Advertisers”). Advertisers pay Taboola for those clicks, purchases or impressions, and Taboola shares a portion of the resulting revenue with the digital properties who display those ads.
b.
In November 2022, the Company announced it entered into a 30-year exclusive commercial agreement (the “Commercial agreement”) with Yahoo Inc. and affiliated entities (“Yahoo”), under which Taboola will power native advertising across all of Yahoo’s digital properties, expanding the Company’s native advertising offering. In connection with this transaction, and following approval by the Company’s shareholders on December 30, 2022, the articles of association of the Company were amended and restated (the “Articles”) in their entirety to include a Non-voting Ordinary share class with an authorized share capital of 46,000,000. On January 17, 2023 (the “Transaction closing date”), the Company closed the transaction related agreements, including the issuance of 39,525,691 Ordinary Shares and 45,198,702 Non-voting Ordinary shares to Yahoo. Based on the closing share price, on January 17, 2023, of $3.4 per share, the aggregate fair value of the issued shares amounted to $288,063. As part of the Ordinary and Non-voting Ordinary shares issuance, the Company incurred $1,388 issuance expenses.

The Non-voting Ordinary shares are not entitled to vote on or receive notices with respect to any matter pursuant to our Articles and are not entitled to vote or to be counted for purposes of determining whether any vote required under the Articles has been approved by the requisite percentage of voting securities or to be counted towards any quorum required pursuant to the Articles. Except with respect to the voting rights and to the rights to receive notice of meetings of the shareholders, the Non-voting Ordinary shares have rights identical to the rights of Ordinary Shares. In connection with the transaction, the Company and Yahoo entered into an Investor Rights Agreement, under which, inter alia, Yahoo is entitled, in certain circumstances, to cause the Company to register the Ordinary Shares issued to Yahoo for resale under the Securities Act of 1933, as amended.

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

In the opinion of the Company’s management, the unaudited consolidated interim financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s unaudited interim consolidated financial statements. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, or any other future interim or annual period.

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

As of June 30, 2023, the impacts to the Company’s business due to geopolitical developments and macroeconomic factors, such as rising interest rates, inflation and changes in foreign currency exchange rates, continue to evolve. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2022, as filed with the SEC on March 13, 2023. There have been no significant changes to these policies during the six months ended June 30, 2023, except as noted below.

Treasury Ordinary Shares

The Company may repurchase its Ordinary shares from time to time in the open market, or in other transactions, and holds such shares as treasury Ordinary shares. The Company presents the cost to repurchase treasury Ordinary shares as a separate component and as a reduction of shareholders’ equity.

The Company may reissue treasury Ordinary shares from time to time for various corporate purposes, including in connection with compensatory awards.

Reclassification

Certain amounts in the corresponding prior periods have been reclassified to conform with the current year’s presentation. Such reclassifications did not affect net loss, changes in the shareholders’ equity or cash flows.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 3:-	CASH AND CASH EQUIVALENTS
The following table presents for each reported period, the breakdown of cash and cash equivalents:

	June 30,	December 31,
	2023	2022
	Unaudited

Cash	$112,179	$142,127
Money market accounts and funds	88,911	22,583
Time deposits	3,505	1,183

Total Cash and cash equivalents	$204,595	$165,893

NOTE 4:-	FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. The Company did not have any transfers between fair value measurements levels in the six months ended June 30, 2023.

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2023 and December 31, 2022, by level within the fair value hierarchy:

		Fair value measurements as of
Description	Fair Value Hierarchy	June 30, 2023	December 31, 2022
		Unaudited
Assets:
Cash equivalents:
Money market accounts and funds	Level 1	$88,911	$22,583
Short-term investments:
Corporate debt securities	Level 2	$23,099	$21,636
U.S. agency bonds	Level 2	$8,249	$20,491
Commercial paper	Level 2	$6,472	$8,565
U.S. government treasuries	Level 2	$4,436	$46,222

Liabilities:
Warrants liability:
Public Warrants	Level 1	$(2,740)	$(2,856)
Private Warrants	Level 3	$(3,042)	$(3,900)
Derivative instruments liability:
Derivative instruments designated as cash flow hedging instruments	Level 2	$(770)	$(313)

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 4:-	FAIR VALUE MEASUREMENTS (Cont.)

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

The key inputs into the Black-Scholes model for the Private Warrants were as follows:

Input	June 30, 2023	December 31, 2022

Risk-free interest rate	4.39% - 4.66%	4.08% - 4.18%
Expected term (years)	2.26 - 3.00	2.75 - 3.50
Expected volatility	70.8% - 73.0%	67.5% - 69.3%
Exercise price	$11.50	$11.50
Underlying share price	$3.11	$3.08

The Company’s use of a Black-Scholes model required the use of subjective assumptions:
●	The risk-free interest rate assumption was interpolated based on constant maturity U.S. Treasury rates over a term commensurate with the expected term of the Private Warrants.
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

●	The expected share volatility assumption was based on the implied volatility from a set of comparable publicly-traded companies as determined based on size and proximity.

The following table presents the changes in the fair value of Warrants liability:

	Private	Public	Total
Input	Warrants	Warrants	Warrants

Fair value as of December 31, 2022	$3,900	$2,856	$6,756
Change in fair value	(858)	(116)	(974)
Fair value as of June 30, 2023 (unaudited)	$3,042	$2,740	$5,782

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 5:-	SHORT-TERM INVESTMENTS

The following is a summary of available-for-sale marketable securities:

	June 30, 2023
	Unaudited
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$23,130	$1	$(32)	$23,099
U.S. agency bonds	8,260	—	(11)	8,249
Commercial paper	6,484	—	(12)	6,472
U.S. government treasuries	4,446	—	(10)	4,436
Total	$42,320	$1	$(65)	$42,256

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries	$46,452	$—	$(230)	$46,222
Corporate debt securities	21,762	—	(126)	21,636
U.S. agency bonds	20,622	—	(131)	20,491
Commercial paper	8,599	—	(34)	8,565
Total	$97,435	$—	$(521)	$96,914

As of June 30, 2023, the Company had no significant unrealized losses related to marketable securities (which were accumulated in a period of less than 12 months) and determined the unrealized losses are not due to credit related losses, therefore, the Company did not record an allowance for credit losses for its available-for-sale marketable securities.
As of June 30, 2023, all of the Company’s available-for-sale marketable securities were due within one year.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 6:-	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into foreign currency forward contracts and put and call options with financial institutions to protect itself against the foreign exchange risks, mainly exposure to changes in the exchange rate of the New Israeli Shekel (“NIS”) against the U.S dollar that are associated with forecasted future cash flows for up to twelve months. The Company’s risk management strategy includes the use of derivative financial instruments to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates; these derivative instruments are designated as cash flow hedges. The Company does not enter into derivative transactions for trading or speculative purposes.

As of June 30, 2023 and December 31, 2022, the notional amounts of the Company’s derivative instruments designated as cash flow hedging instruments outstanding are in U.S. dollars amounted to $9,749 and $38,669, respectively.

Gross notional amounts do not quantify risk or represent assets or liabilities of the Company but are used in the calculation of settlements under the contracts.
The Company records all cash flow hedging instruments on the consolidated balance sheets at fair value. The fair value of cash flow hedging instruments recorded as liabilities were $770 and $313 as of June 30, 2023 and December 31, 2022, respectively, which were recorded in accrued expenses and other current liabilities in the consolidated interim balance sheet.

The changes related to cash flow hedging instruments, recorded in the consolidated interim statements of loss, for the three and six months ended June 30, 2023 and 2022, were as follows:

	Reclassification of losses into loss from accumulated other comprehensive loss
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	Unaudited
Cost of revenues	$54	$142	$82	$145
Research and development	536	959	851	979
Sales and marketing	100	182	156	186
General and administrative	104	161	153	164
Total losses recognized in the consolidated interim statements of loss	$794	$1,444	$1,242	$1,474

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 6:-	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Cont.)

Effect of Foreign Currency Contracts on Accumulated Other Comprehensive Loss
Net unrealized losses of foreign currency contracts designated as cash flow hedging instruments are recorded in accumulated other comprehensive loss.

The changes in unrealized losses on the Company’s derivative instruments recorded in accumulated other comprehensive loss were as follows:

	Six months ended June 30,
	2023	2022
	Unaudited
Unrealized losses on derivative instruments at the beginning of the period	$(313)	$—
Changes in fair value of derivative instruments	(1,699)	(4,998)
Reclassification of losses recognized in the consolidated interim statements of loss from accumulated other comprehensive loss	1,242	1,474
Unrealized losses on derivative instruments at the end of the period	$(770)	$(3,524)
All net deferred losses in accumulated other comprehensive losses as of June 30, 2023, are expected to be recognized over the next twelve months as operating expenses in the same financial statement line item in the consolidated interim statements of loss to which the derivative relates.

NOTE 7:-	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill
The following table represents the changes in the carrying amounts of the Company’s total goodwill:
Carrying Amount

Balance as of December 31, 2022	$555,869
Purchase accounting adjustment	62
Balance as of June 30, 2023 (unaudited)	$555,931

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 7:-	GOODWILL AND INTANGIBLE ASSETS, NET (Cont.)

Intangible Assets, Net

The following is a summary of definite-lived intangible assets, net as of June 30, 2023 (unaudited):
	Gross Fair Value	Accumulated Amortization	Net Book Value
Merchant / Network affiliate relationships	$146,547	$(59,704)	$86,843
Technology	74,193	(37,789)	36,404
Publisher relationships	42,933	(19,678)	23,255
Tradenames	24,097	(14,715)	9,382
Customer relationships	13,146	(11,815)	1,331
Total	$300,916	$(143,701)	$157,215
The following is a summary of definite-lived intangible assets, net as of December 31, 2022:

	Gross Fair Value	Accumulated Amortization	Net Book Value
Merchant / Network affiliate relationships	$146,547	$(43,421)	$103,126
Technology	74,193	(32,042)	42,151
Publisher relationships	42,933	(14,311)	28,622
Tradenames	24,097	(10,689)	13,408
Customer relationships	13,156	(11,307)	1,849
Total	$300,926	$(111,770)	$189,156

Amortization expenses for intangible assets were $15,962 and $15,828, for the three months ended June 30, 2023 and 2022, respectively, and $31,931 and $31,608, for the six months ended June 30, 2023 and 2022, respectively.
The estimated future amortization expense of definite-lived intangible assets as of June 30, 2023, is as follows (unaudited):
Year Ending December 31,
2023 (Remainder)	$31,954
2024	60,519
2025	51,407
2026	13,244
2027	91
Total	$157,215

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 8:-	FINANCING ARRANGEMENTS
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
The Facility is subject to customary borrowing conditions. In accordance with the terms of the Credit Agreement, the Credit Agreement was amended on June 12, 2023, to replace LIBOR with SOFR and accordingly the Facility bears interest at a variable annual rate based on Term SOFR or Base Rate plus a fixed margin. The Facility will mature on the seventh anniversary of the closing date and amortizes at a rate of 1.00% per annum payable in equal quarterly installments, with the remaining principal amount due at maturity.
The Facility is mandatorily prepayable with a portion of the net cash proceeds of certain dispositions of assets, a portion of Taboola’s excess cash flow and the proceeds of incurrences of indebtedness not permitted under the Credit Agreement.
The Credit Agreement also contains customary representations, covenants and events of default. Failure to meet the covenants beyond applicable grace periods could result in acceleration of outstanding borrowings and/or termination of the Facility. As of June 30, 2023, the Company was in compliance with the Facility covenants.
In April 2023, the Company voluntarily prepaid $30,000 of the principal amount of the outstanding debt under the Credit Agreement.
As of June 30, 2023, the total future principal payments related to Facility loan are as follows:
Amount
Year Ending December 31,
2023 (current maturities)	$1,500
2024	3,000
2025	3,000
2026	3,000
2027	3,000
2028	189,985
Total	$203,485

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
The total interest expenses, including issuance costs amortization, recognized in connection with the long-term loan were $5,027 and $3,940 for the three months ended June 30, 2023 and 2022, respectively, and $10,500 and $7,672 for the six months ended June 30, 2023 and 2022, respectively. The long-term loan interest and issuance costs amortization, included as interest expenses, are recognized through the remaining term of the Credit agreement using the effective interest rate.

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
As of June 30, 2023, the Company was in compliance with the financial covenants and had no outstanding borrowings under the Revolving Credit Agreement.
As of June 30, 2023, deferred financing costs associated with entering into the Revolving Credit Agreement in the total amount of $1,020, were included in short-term and long-term prepaid expenses in the Company’s consolidated balance sheet.
The deferred financing costs are amortized on a straight-line basis over the term of the Revolving Credit Agreement. Deferred financing costs amortization amounted to $65 and $0, for the three months ended June 30, 2023 and 2022, respectively, and $127 and $0, for the six months ended June 30, 2023 and 2022, respectively.

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
On December 30, 2022, in connection with the Yahoo transaction, the Company’s shareholders approved an amendment and restatement to the Articles to include a Non-voting Ordinary share class with an authorized share capital of 46,000,000. In January 2023, the Company issued 45,198,702 Non-voting Ordinary shares to Yahoo. The Non-voting Ordinary shares are not entitled to vote, except in limited circumstances as provided in the Articles. Other than the voting rights, the rights to receive notice of meetings of shareholders and limited circumstances as described in the Articles, the Non-voting Ordinary shares have rights identical to the rights of Ordinary shares as described above (see Note 1b).
Share Incentive Plans

a.
On May 28, 2023, the Company received the approval of the Israeli court for its motion to extend, to November 16, 2023, its former motion to allow the Company to utilize the net issuance mechanism to satisfy tax withholding obligations related to equity-based compensation on behalf of its directors, officers and other employees and possible future share repurchases (the “Program”) of up to $50,000. The Company’s board of directors have the authority to determine the amount to be utilized for the Program.

For the six months ended June 30, 2023 and 2022, the Company utilized the net issuance mechanism in connection with equity-based compensation for certain Office Holders, which resulted in a tax withholding payment by the Company of $1,908 and $2,185, respectively, which were recorded as a reduction of additional paid-in capital.
b.	The following is a summary of share option activity and related information for the six months ended June 30, 2023 (including employees, directors, officers and consultants of the Company):

	Outstanding Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2023	35,488,179	$3.08	6.72	$40,516
Granted	—	—	—	—
Exercised	(2,096,400)	1.22	—	3,870
Forfeited	(406,596)	5.72	—	—
Balance as of June 30, 2023 (unaudited)	32,985,183	$3.16	6.50	$37,082
Exercisable as of June 30, 2023 (unaudited)	26,886,665	$2.45	6.20	$33,726

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 9:-	SHAREHOLDERS’ EQUITY AND SHARE INCENTIVE PLANS (Cont.)

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period.

The Company did not grant any options during the six months ended June 30, 2023.

As of June 30, 2023, unrecognized share-based compensation cost related to unvested share options was $19,005, which is expected to be recognized over a weighted-average period of 2.2 years.

c.	The following is a summary of the RSU activity and related information for the six months ended June 30, 2023:

	Outstanding Restricted Shares Unit	Weighted Average Grant Date Fair Value

Balance as of January 1, 2023	23,521,009	$6.60
Granted	11,785,624	3.53
Vested (*)	(5,741,681)	6.27
Forfeited	(1,635,920)	6.10
Balance as of June 30, 2023 (unaudited)	27,929,032	$5.41

(*) A portion of the shares that vested were netted out to satisfy the tax obligations of the recipients. During the six months ended June 30, 2023, a total of 648,995 RSUs were canceled to satisfy tax obligations, resulting in net issuance of 648,985 shares.
The total release date fair value of RSUs was $19,112, during the six months ended June 30, 2023.
As of June 30, 2023, unrecognized share-based compensation cost related to unvested RSUs was $119,053, which is expected to be recognized over a weighted-average period of 3.0 years.
The total share-based compensation expense related to all of the Company’s share-based awards recognized for the three and six months ended June 30, 2023 and 2022, was comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	Unaudited
Cost of revenues	$1,039	$851	$2,083	$1,554
Research and development	6,181	7,443	12,025	13,545
Sales and marketing	4,401	7,397	8,686	12,697
General and administrative	4,914	4,741	9,823	12,465
Total share-based compensation expense	$16,535	$20,432	$32,617	$40,261

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 9:-	SHAREHOLDERS’ EQUITY AND SHARE INCENTIVE PLANS (Cont.)

Share Buyback Program

In May 2023, the Company’s Board of Directors authorized a share buyback program (the “Buyback Program”) for the repurchase of up to $40,000 of the Company’s outstanding Ordinary shares, with no expiration date. As permitted by the Buyback Program, share repurchases may be made from time to time, in privately negotiated transactions or in the open market, including through trading plans in compliance with Rule 10b5-1, at the discretion of the Company’s management and as permitted by securities laws and other legal requirements, including Rule 10b-18 of the Exchange Act. The Buyback Program does not obligate the Company to repurchase any specific number of shares and may be discontinued, modified or suspended at any time.

The Buyback Program commenced in June 2023 and during the six months ended June 30, 2023, the Company repurchased 1,442,000 Ordinary shares at an average price of $3.02 per share (excluding broker and transaction fees). As of June 30, 2023 the Company had remaining authorization to repurchase up to an aggregate amount of $35,642.

NOTE 10:-	INCOME TAXES

The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses and tax regulations. The Company’s effective tax rates were (8.6%) and (4.9%) for the three months ended June 30, 2023 and 2022, respectively, and (3.0%) and 12.3% for the six months ended June 30, 2023 and 2022, respectively. The negative effective tax rate for the six months ended June 30, 2023, results primarily from the valuation allowance in Israel, as well as tax expenses in foreign jurisdictions, partially offset by tax benefits associated with losses incurred in the U.S.

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
Non-cancelable Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase primarily software and IT related-based services. As of June 30, 2023, the Company had outstanding non-cancelable purchase obligations in the amount of $24,645.
Legal Proceedings
a.
In April 2021, the Company became aware that the Antitrust Division of the U.S. Department of Justice is conducting a criminal investigation of hiring activities in the Company’s industry, including the Company. The Company cooperated with the Antitrust Division.

In July 2023, subsequent to the interim balance sheet date, the Company was notified in writing by the Antitrust Division of the U.S. Department of Justice that it was no longer a subject or target of the previously disclosed criminal investigation of hiring activities in the Company’s industry, including the Company.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 11:-	COMMITMENTS AND CONTINGENCIES (Cont.)

b.
In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes, or claims. The Company investigates these claims as they arise and records a provision, as necessary. Provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Although claims are inherently unpredictable, the Company is currently not aware of any matters that, it believes would individually or taken together, have a material adverse effect on its business, financial position, results of operations, or cash flows.

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

Prior to 2023, the Company and its affiliates entered into agreements in the ordinary course of business with Yahoo and its affiliates. In connection with these agreements, for the three and six months ended June 30, 2023 (including the portion prior to the Transaction closing date), the Company recorded revenues from Yahoo or its affiliates in the amount of $7,190 and $14,304, respectively. As of June 30, 2023, in regards to Yahoo and its affiliates, the Company’s balances of trade receivables were $5,085, and its balances of trade payables were $5,926 associated with the Company’s payments to digital properties on revenues presented on a net basis.

The Company and Yahoo, pursuant to the Omnibus Agreement entered into on November 28, 2022, each agreed to pay certain expenses in connection with the Transaction and each party agreed to reimburse the other for some or all of these expenses. Under these arrangements, the Company recognized $2,623 expenses, net in the three and six months ended June 30, 2023.

NOTE 13:-	GEOGRAPHIC INFORMATION

The following table represents total revenue by geographic area based on the Advertisers’ billing address:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	Unaudited
Israel	$48,970	$49,102	$106,597	$99,796
United States	125,803	129,531	238,707	264,217
Germany	30,662	29,093	61,437	67,485
United Kingdom	17,506	19,401	35,216	37,945
Rest of the world	109,063	115,568	217,733	227,978
Total	$332,004	$342,695	$659,690	$697,421

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 14:-	NET LOSS PER SHARE ATTRIBUTABLE TO ORDINARY SHAREHOLDERS

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
	Ordinary shares	Non-voting Ordinary shares	Ordinary shares	Non-voting Ordinary shares	Ordinary shares	Non-voting Ordinary shares	Ordinary shares	Non-voting Ordinary shares
	Unaudited

Numerator:
Net loss attributable to Ordinary shareholders, basic and diluted	$(27,288)	$(4,026)	$(5,021)	$—	$(55,138)	$(7,489)	$(1,333)	$—

Denominator:
Weighted-average shares used in computing net loss per share attributable to Ordinary shareholders, basic	306,386,357	45,198,702	250,777,915	—	301,537,937	40,953,520	249,095,931	—
Weighted-average shares used in computing net loss per share attributable to Ordinary shareholders, diluted	306,386,357	45,198,702	250,777,915	—	301,537,937	40,953,520	249,095,931	—

Net loss per share attributable to Ordinary and non-voting Ordinary shareholders, basic	$(0.09)	$(0.09)	$(0.02)	$—	$(0.18)	$(0.18)	$(0.00)	$—
Net loss per share attributable to Ordinary and non-voting Ordinary shareholders, diluted	$(0.09)	$(0.09)	$(0.02)	$—	$(0.18)	$(0.18)	$(0.00)	$—

The potential shares of Ordinary Shares that were excluded from the computation of diluted net loss per share attributable to Ordinary shareholders for the periods presented because including them would have been anti-dilutive are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	Unaudited

Warrants	12,349,990	12,349,990	12,349,990	12,349,990
RSUs	26,949,979	21,964,961	26,949,979	21,320,295
Outstanding share options	27,309,646	38,563,838	27,309,646	38,563,838
Issuable Ordinary Shares related to Business Combination under holdback arrangement	1,744,192	3,681,030	1,744,192	3,681,030
Total	68,353,807	76,559,819	68,353,807	75,915,153

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with Taboola’s accompanying unaudited interim consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023 (the “Quarterly Report”) and audited consolidated financial statements and the related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2023. Some of the information contained in this discussion and analysis is set forth in our Annual Report on Form 10-K, including information with respect to Taboola’s plans and strategy for Taboola’s business, and includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A “Risk Factors” in our Annual Report and “Note Regarding Forward-Looking Statements” in our Annual Report and elsewhere herein, Taboola’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Throughout this section, unless otherwise noted or the context requires otherwise, “we,” “us,” “our” and the “Company” refer to Taboola and its consolidated subsidiaries, and in references to monetary amounts, “dollars” and “$” refer to U.S. Dollars, and “NIS” refers to New Israeli Shekels.

Overview

Taboola is a technology company that powers recommendations across the Open Web with an artificial intelligence, or AI-based, algorithmic engine that we have developed since the Company began operations in 2007. Taboola has also recently expanded more directly into e-Commerce, allowing its partners with digital properties the ability to use its platforms to display advertising suited to the audiences of those partners’ web sites or other digital services.

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

Business and Macroeconomic Conditions

Global economic and geopolitical conditions have been increasingly volatile due to factors such as the war in Ukraine, inflation, rising interest rates and supply chain disruptions. The economic uncertainty resulting from these factors has negatively impacted advertising demand and our yields. Further, the impacts of inflation, which persisted throughout 2022 and the first half of 2023, has increased the costs of equipment and labor needed to operate our business and could continue to adversely affect us in future periods. These factors, among others, including continued supply chain disruptions, make it difficult for us and our Advertisers to accurately forecast and plan future business activities, and could cause our Advertisers to reduce or delay their advertising spending with us, which, in turn, could have an adverse impact on our business, financial condition and results of operations. We are monitoring these macroeconomic conditions closely and may continue to take actions in response to such conditions to the extent they adversely affect our business.

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

(dollars in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	Unaudited
Revenues	$332,004	$342,695	$659,690	$697,421
Gross profit	$97,057	$116,361	$186,649	$228,391
Net loss	$(31,314)	$(5,021)	$(62,627)	$(1,133)
EPS diluted (1)	$(0.09)	$(0.02)	$(0.18)	$(0.00)
Ratio of net loss to gross profit	(32.3%)	(4.3%)	(33.6%)	(0.5%)
Cash flow provided by operating activities	$11,598	$2,084	$29,122	$10,207
Cash, cash equivalents, short-term deposits and investments	$246,851	$308,473	$246,851	$308,473

Non-GAAP Financial Data (2)
ex-TAC Gross Profit	$123,134	$143,209	$238,874	$281,437
Adjusted EBITDA	$15,661	$34,168	$25,783	$69,024
Non-GAAP Net Income (Loss)	$(1,406)	$15,794	$(5,507)	$37,889
Ratio of Adjusted EBITDA to ex-TAC Gross Profit	12.7%	23.9%	10.8%	24.5%
Free Cash Flow	$7,770	$(7,266)	$18,944	$(6,045)

(1)
The weighted-average shares used in the computation of the diluted EPS for the three months ended June 30, 2023 and 2022 are 351,585,059 and 250,777,915, respectively, and for the six months ended June 30, 2023 and 2022 are 342,491,457 and 249,095,931, respectively. The weighted-average shares for the three and six months ended June 30, 2023 include 45,198,702 Non-Voting Ordinary Shares.

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Revenues	$332,004	$342,695	$659,690	$697,421
Traffic acquisition cost	208,870	199,486	420,816	415,984
Other cost of revenues	26,077	26,848	52,225	53,046
Gross profit	$97,057	$116,361	$186,649	$228,391
Add back: Other cost of revenues	26,077	26,848	52,225	53,046
ex-TAC Gross Profit	$123,134	$143,209	$238,874	$281,437

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Net loss	$(31,314)	$(5,021)	$(62,627)	$(1,133)
Adjusted to exclude the following:
Finance (income) expenses, net	3,827	(4,764)	6,981	(15,959)
Income tax (benefit) expenses	2,487	234	1,848	(158)
Depreciation and amortization	22,792	22,813	45,393	45,489
Share-based compensation expenses	13,890	17,640	27,417	34,679
Holdback compensation expenses (1)	2,645	2,792	5,200	5,582
M&A and other costs (2)	1,334	474	1,571	524
Adjusted EBITDA	$15,661	$34,168	$25,783	$69,024

(1)	Represents share-based compensation due to holdback of Taboola Ordinary Shares issuable under compensatory arrangements relating to Connexity acquisition.
(2)	Includes one-time costs related to the Commercial agreement.

We believe that the Ratio of Adjusted EBITDA to ex-TAC Gross Profit is useful because TAC is what we must pay digital properties to obtain the right to place advertising on their websites, and we believe focusing on ex-TAC Gross Profit better reflects the profitability of our business.

The following table reconciles ratio of net loss to gross profit and Ratio of Adjusted EBITDA to ex-TAC Gross Profit:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Gross profit	$97,057	$116,361	$186,649	$228,391
Net loss	$(31,314)	$(5,021)	$(62,627)	$(1,133)
Ratio of net loss to gross profit	(32.3%)	(4.3%)	(33.6%)	(0.5%)

ex-TAC Gross Profit	$123,134	$143,209	$238,874	$281,437
Adjusted EBITDA	$15,661	$34,168	$25,783	$69,024
Ratio of Adjusted EBITDA margin to ex-TAC Gross Profit	12.7%	23.9%	10.8%	24.5%

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

●	Non-GAAP Net Income (Loss) will generally be more favorable than our net income (loss) for the same period due to the nature of the items being excluded from its calculation; and
●	Non-GAAP Net Income (Loss) is a performance measure and should not be used as a measure of liquidity.

The following table reconciles net income (loss) to Non-GAAP Net Income (Loss) for the periods shown:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Net loss	$(31,314)	$(5,021)	$(62,627)	$(1,133)
Amortization of acquired intangibles	15,962	15,828	31,931	31,608
Share-based compensation expenses	13,890	17,640	27,417	34,679
Holdback compensation expenses (1)	2,645	2,792	5,200	5,582
M&A and other costs (2)	1,334	474	1,571	524
Revaluation of Warrants	702	(11,958)	(974)	(26,000)
Foreign currency exchange rate losses (gains) (3)	(663)	2,490	(234)	2,706
Income tax effects	(3,962)	(6,451)	(7,791)	(10,077)
Non-GAAP Net Income (Loss)	$(1,406)	$15,794	$(5,507)	$37,889

(1)	Represents share-based compensation due to holdback of Taboola Ordinary Shares issuable under compensatory arrangements relating to Connexity acquisition.
(2)	Includes one-time costs related to the Commercial agreement.
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

●	This metric does not reflect our future contractual commitments.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Net cash provided by operating activities	$11,598	$2,084	$29,122	$10,207
Purchases of property and equipment, including capitalized internal-use software	(3,828)	(9,350)	(10,178)	(16,252)
Free Cash Flow	$7,770	$(7,266)	$18,944	$(6,045)

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

Income tax benefit (expenses)

The statutory corporate tax rate in Israel was 23% for the six months ended June 30, 2023 and 2022, although we are entitled to certain tax benefits under Israeli law.

Pursuant to the Israeli Law for Encouragement of Capital Investments-1959 (the “Investments Law”) and its various amendments, under which we have been granted “Privileged Enterprise” status, we were granted a tax exemption status for the years 2018 and 2019. The 2018 tax exemption resulted in approximately $10.4 million of potential tax savings. In 2019 we did not benefit from the Privileged Enterprise status because we did not have taxable income. The benefits available to a Privileged Enterprise in Israel relate only to taxable income attributable to the specific investment program and are conditioned upon terms stipulated in the Investment Law. We received a Tax Ruling from the Israeli Tax Authority that our activity is an industrial activity and therefore eligible for the status of a Privileged Enterprise, provided that we meet the requirements under the ruling. If we do not fulfill these conditions, in whole or in part, the benefits can be revoked, and we may be required to refund the benefits, in an amount linked to the Israeli consumer price index plus interest. As of June 30, 2023, management believes that we meet the aforementioned conditions.

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

As of June 30, 2023, we have an accumulated tax loss carry-forward of approximately $84.2 million in Israel. The tax loss can be offset indefinitely. Non-Israeli subsidiaries are taxed according to the tax laws in their respective jurisdictions.

The following table provides consolidated statements of loss data for the periods indicated:

	Three months ended June 30,
	2023	2022

Revenues	$332,004	$342,695
Cost of revenues:
Traffic acquisition cost	208,870	199,486
Other cost of revenues	26,077	26,848
Total cost of revenues	234,947	226,334
Gross profit	97,057	116,361
Operating expenses:
Research and development	34,001	34,079
Sales and marketing	61,198	66,405
General and administrative	26,858	25,428
Total operating expenses	122,057	125,912
Operating loss	(25,000)	(9,551)
Finance income (expenses), net	(3,827)	4,764
Loss before income taxes	(28,827)	(4,787)
Income tax expenses	(2,487)	(234)
Net loss	$(31,314)	$(5,021)

Comparison of the three months ended June 30, 2023 and 2022

Revenues decreased by $10.7 million, or 3.1%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Existing digital property partners, including the growth of new digital property partners (beyond the revenue contribution determined based on the run-rate revenue generated by the partners when they are first on-boarded) decreased by approximately $51.3 million. This decrease was primarily driven by lower yields due to weaker demand on our platform, reflecting the current macroeconomic conditions and the impact on advertising spend. New digital property partners contributed approximately $40.6 million of new Revenues on a 12-month run rate basis calculated based on their first full month on the network.

Gross profit decreased by $19.3 million, or 16.6%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Ex-TAC Gross Profit, a non-GAAP measure, decreased by $20.1 million, or 14.0%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to a decrease in existing digital property partners. This decrease was primarily driven by lower yields due to weaker demand on our platform, reflecting the current macroeconomic conditions and the impact on advertising spend and a mix shift to lower margin digital properties.

Cost of revenues increased by $8.6 million, or 3.8%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Traffic acquisition cost increased by $9.4 million, or 4.7%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Revenues decreased while Traffic acquisition cost increased primarily due to a mix shift to lower margin digital properties and decreased yield on digital properties with guarantee obligations.

The cost of guarantees (total payments due under guarantee arrangements in excess of amounts the Company would otherwise be required to pay under revenue sharing arrangements) as a percentage of traffic acquisition costs were approximately 20% and 10% for the three months ended June 30, 2023 and June 30, 2022, respectively.

Other cost of revenues decreased by $0.8 million, or 2.9%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily as a result of a decrease in data and hosting expenses.

Research and development expenses decreased by $0.1 million, or 0.2%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily attributable to $1.0 million decrease in employee and subcontractors related costs offset by increase of expenses in connection with the Yahoo arrangement and increase in communication and IT services expenses.

Sales and marketing expenses decreased by $5.2 million, or 7.8%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease is attributed to a decrease of $2.7 million in employee and subcontractors related costs including share-based compensation expenses and a decrease of $2.5 million in advertising and promotion expenses.

General and administrative expenses increased by $1.4 million, or 5.6%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, a result of a increase of $0.8 million in employee and subcontractors related costs including share-based compensation expenses and $1.7 million in credit losses expenses and insurance expenses in connection with the Yahoo arrangement, offset by $1.8 million decrease in legal consultants expenses related to regulatory matters.

Finance income (expenses), net decreased by $8.6 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, mainly attributable to $12.7 million Warrants liability devaluation, partially offset by a $3.2 million improvement in foreign currency exchange rate losses (gains).

Income tax expense increased by $2.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

The following table provides consolidated statements of loss data for the periods indicated (dollars in thousands):

	Six months ended June 30,
	2023	2022

Revenues	$659,690	$697,421
Cost of revenues:
Traffic acquisition cost	420,816	415,984
Other cost of revenues	52,225	53,046
Total cost of revenues	473,041	469,030
Gross profit	186,649	228,391
Operating expenses:
Research and development	65,986	64,491
Sales and marketing	121,767	127,773
General and administrative	52,694	53,377
Total operating expenses	240,447	245,641
Operating loss	(53,798)	(17,250)
Finance income (expenses), net	(6,981)	15,959
Loss before income taxes benefit (expenses)	(60,779)	(1,291)
Income tax benefit (expenses)	(1,848)	158
Net loss	$(62,627)	$(1,133)

Comparison of the six months ended June 30, 2023 and 2022

Revenues decreased by $37.7 million, or 5.4%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Existing digital property partners, including the growth of new digital property partners (beyond the revenue contribution determined based on the run-rate revenue generated by the partners when they are first on-boarded) decreased by approximately $116.4 million. This decrease was primarily driven by lower yields due to weaker demand on our platform, reflecting the current macroeconomic conditions and the impact on advertising spend. New digital property partners contributed approximately $78.7 million of new Revenues on a 12-month run rate basis calculated based on their first full month on the network.

Gross profit decreased by $41.7 million, or 18.3%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Ex-TAC Gross Profit, a non-GAAP measure, decreased by $42.6 million, or 15.1%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to a decrease in existing digital property partners. This decrease was primarily driven by lower yields due to weaker demand on our platform, reflecting the current macroeconomic conditions and the impact on advertising spend and a mix shift to lower margin digital properties.

Cost of revenues increased by $4.0 million, or 0.9%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Traffic acquisition cost increased by $4.8 million, or 1.2%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Revenues decreased while Traffic acquisition cost increased primarily due to a mix shift to lower margin digital properties and decreased yield on digital properties with guarantee obligations.

The cost of guarantees (total payments due under guarantee arrangements in excess of amounts the Company would otherwise be required to pay under revenue sharing arrangements) as a percentage of traffic acquisition costs were approximately 20% and 10% for the six months ended June 30, 2023 and June 30, 2022, respectively.

Other cost of revenues decreased by $0.8 million, or 1.5%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily as a result of a decrease of $0.3 million in employee related costs and a decrease of $0.7 million in data expenses partially offset by an increase of $0.7 million in hosting expenses.

Research and development expenses increased by $1.5 million, or 2.3%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily attributable to an increase of $1.0 million in Communication and IT services and $0.5 million in employee and subcontractors related costs.

Sales and marketing expenses decreased by $6.0 million, or 4.7%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease is mainly attributed to a decrease of $4.5 million in advertising and promotion and a decrease of $1.8 million in employees and subcontractors related costs including share-based compensation expenses.

General and administrative expenses decreased by $0.7 million, or 1.3%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily a result of a decrease of $3.2 million related to M&A costs and legal consultants expenses related to regulatory matters offset by an increase of $2.7 million in credit losses and insurance expenses.

Finance income (expenses), net decreased by $22.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, mainly attributable to $25.1 million Warrants liability devaluation.

Income tax benefit (expenses) decreased by $2.0 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Liquidity and Capital Resources

Our primary cash needs are for working capital, personnel costs, contractual obligations, including payments to digital property partners, office leases and software and information technology costs, capital expenditures for servers and capitalized software development, payment of interest and required principal payments on our long-term loan and other commitments. We fund these cash needs primarily from cash generated from operations, as well as from cash and cash equivalents on our balance sheet when required. For the six months ended June 30, 2023 and 2022, we generated cash from operations of $29.1 million and $10.2 million, respectively.

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

As of June 30, 2023 and December 31, 2022, we had $246.9 million and $262.8 million of cash, cash equivalents and short-term investments, respectively, and $5.1 million and $4.8 million in short and long-term restricted deposits, respectively, used, mainly, as security for our lease commitments. Cash and cash equivalents consist of cash in banks and highly liquid marketable securities investments and money market account and funds, with an original maturity of three months or less at the date of purchase and are readily convertible to known amounts of cash. Short-term investments generally consist of bank deposits, U.S. government treasuries, commercial paper, corporate debt securities, and U.S. agency bonds.

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

On August 9, 2022 we entered into an incremental revolving credit facility amendment to our existing senior secured credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides for borrowings in an aggregate principal amount of up to $90 million (the “Revolving Facility”). The proceeds of the Revolving Facility can be used to finance working capital needs and general corporate purposes. Borrowings under the Revolving Facility are subject to customary borrowing conditions and will bear interest at a variable annual rate based on Term SOFR or Base Rate plus a fixed margin. The Amended Credit Agreement also contains customary representations, covenants and events of default as well as a financial covenant, which places a limit on our allowable net leverage ratio. As of June 30, 2023, we had no outstanding borrowings under the Revolving Facility.

As of June 30, 2023, there was $203.5 million in principal amount of debt outstanding under our long-term loan.

In April 2023, we voluntarily prepaid $30.0 million in principal amount of debt outstanding under our long-term loan. We will consider the repurchase and retirement of additional debt based on, among other factors, our working capital and capital expenditures needs, liquidity position and possible alternative uses of cash.

In May 2023, our Board of Directors authorized a share buyback program (the “Buyback Program”) for the repurchase of up to $40.0 million of the Company’s outstanding Ordinary shares, with no expiration date. As permitted by the Buyback Program, share repurchases may be made from time to time, in privately negotiated transactions or in the open market, including through trading plans in compliance with Rule 10b5-1, at the discretion of our  management and as permitted by securities laws and other legal requirements, including Rule 10b-18 of the Exchange Act. The Buyback Program does not obligate the Company to repurchase any specific number of shares and may be discontinued, modified or suspended at any time.

The Buyback Program commenced in June 2023 and during the six months ended June 30, 2023, we repurchased 1.4 million Ordinary shares at an average price of $3.02 per share (excluding broker and transaction fees). As of June 30, 2023 the Company had remaining authorization to repurchase shares up to an aggregate amount of $35.6 million. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Note 9 of Notes to the Unaudited Consolidated Interim Financial Statements.

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

	Six months ended June 30,
	2023	2022
	Unaudited
Cash Flow Data:
Net cash provided by operating activities	$29,122	$10,207
Net cash provided by (used in) investing activities	45,126	(93,817)
Net cash provided by (used in) financing activities	(35,310)	2,347
Exchange rate differences on balances of cash and cash equivalents	(236)	(4,316)
Increase (decrease) in cash and cash equivalents	$38,702	$(85,579)

Operating Activities

During the six months ended June 30 2023, net cash provided by operating activities was $29.1 million, an increase of $18.9 million, compared to $10.2 million for the same period in 2022. The $29.1 million was related to our net loss of $62.7 million adjusted by non-cash charges of $77.6 million and changes in working capital of $14.1 million.

The $77.6 million of non-cash charges primarily consisted of depreciation and amortization of $45.4 million and share-based compensation expense related to vested equity awards of $32.6 million.

The $14.1 million increase in cash resulting from changes in working capital primarily consisted of $39.3 million decrease in trade receivables, net and $8.6 million decrease of in prepaid expenses and other current assets and long-term prepaid expenses, partially offset by $29.7 million decrease in trade payables and $6.5 million decrease in deferred taxes, net.

Net cash provided by operating activities of $10.2 million for the six months ended June 30, 2022 was primarily related to our net loss of $1.1 million adjusted by non-cash charges of $64.6 million and changes in working capital of $53.3 million. The non-cash charges are mainly related to depreciation and amortization expenses of $45.5 million, mainly from Connexity intangibles acquired, and share-based compensation expense of $40.3 million offset by revaluation benefit of $26.0 million of the Warrants liability.

Investing Activities

During the six months ended June 30, 2023, net cash provided by investing activities was $45.1 million, an increase of $138.9 million, compared to $93.8 million in net cash used in the same period in 2022. Net cash provided by investing activities for the six months ended June 30, 2023 primarily consisted of $77.6 million proceeds from sales and maturities of short-term investments partially offset by $22.0 million purchase of short-term investments and $10.2 million purchase of property and equipment, including capitalized internal-use software.

Net cash used in investing activities of $93.8 million for the six months ended June 30, 2022 primarily consisted of $74.9 million of purchase of short-term investments, $16.3 million purchase of property and equipment, including capitalized internal-use software and $2.1 million payments of cash in escrow for acquisition of a subsidiary.

Financing Activities

During the six months ended June 30, 2023, net cash used in financing activities was $35.3 million, a decrease of $37.7 million, compared to $2.3 million in net cash provided for the same period in 2022. Net cash used in financing activities for the six months ended June 30, 2023 consisted of $31.5 million repayment of the current portion of long-term loan and $4.4 million repurchase of Ordinary shares and $1.9 million payment of tax withholding for share-based compensation, offset by $2.5 million proceeds received from share option exercises and vested RSUs.

Net cash provided by financing activities of $2.3 million for the six months ended June 30, 2022, primarily consisted of $6.0 million from proceeds received from share option exercises and vested RSUs offset by $2.2 million payment of tax withholding for share-based compensation.

Contractual Obligations

The following table discloses aggregate information about material contractual obligations and the periods in which they are due as of June 30, 2023. Future events could cause actual payments to differ from these estimates.

	Contractual Obligations by Period
	2023	2024	2025	2026	2027	Thereafter
	(dollars in thousands)
Debt Obligations	$1,500	$3,000	$3,000	$3,000	$3,000	$189,985
Operating Leases (1)	8,469	19,539	16,173	13,240	9,589	13,692
Non-cancellable purchase obligations (2)	17,217	6,818	511	99	—	—
Total Contractual Obligations	$27,186	$29,357	$19,684	$16,339	$12,589	$203,677

(1)	Represents future minimum lease commitments under non-cancellable operating lease agreements.
(2)	Primarily represents non-cancelable amounts for contractual commitments in respect of software and information technology.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty. The table above does not reflect any reduction for prepaid obligations as of June 30, 2023. As of June 30, 2023, we have a provision related to unrecognized tax benefit liabilities totaling $6.5 million and other provisions related to severance pay and contribution plans, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

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

Critical Accounting Estimates

Our discussion and analysis of financial condition results of operations are based upon our consolidated financial statements included elsewhere in this report. The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances and we evaluate these estimates on an ongoing basis. Actual results may differ from those estimates.

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

Foreign Currency Exchange Risk

A 10% increase or decrease of the NIS, Euro, British pound sterling, or the Japanese yen against the U.S. dollar would have impacted the consolidated statements of loss as follows:

	Operating loss impact Six months ended June 30,
	2023		2022
	(dollars in thousands)
	+10%	-10%	+10%	-10%
NIS/USD	$(126)	$126	$(2,978)	$2,978
EUR/USD	$169	$(169)	$2,226	$(2,226)
GBP/USD	$(104)	$104	$(2,135)	$2,135
JPY/USD	$312	$(312)	$945	$(945)

To reduce the impact of foreign exchange risks associated with forecasted future cash flows related to payroll expenses and other personnel related costs denominated in NIS and their volatility, we have established a hedging program and use derivative financial instruments, specifically foreign currency forward contracts, call and put options, to manage exposure to foreign currency risks. These derivative instruments are designated as cash flow hedges.

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

As of June 30, 2023, we had approximately $203.5 million of outstanding borrowings under our long-term loan with a variable interest rate. In April 2023 we voluntarily prepaid $30.0 million of the principal amount of the debt outstanding under the long-term loan. See Liquidity and Capital Resources for information regarding our incremental revolving credit facility amendment.

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

As of June 30, 2023, we maintained cash balances primarily in banks in Israel, the United States and the United Kingdom. In the United States and United Kingdom, the Company deposits are maintained with commercial banks, which are insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”) and Financial Services Compensation Scheme (“FSCS”), which is authorized by the Bank of England (acting in its capacity as the Prudential Regulation Authority), respectively. In Israel, commercial banks do not have government-sponsored deposit insurance. Historically we have not experienced losses related to these balances and believe our credit risk in this area is reasonable. As of June 30, 2023, we maintained cash balances with U.S. and United Kingdom banks that significantly exceed FDIC and FSCS insurance limits and expect we will continue to do so. We regularly monitor bank financial strength and other factors in determining where to maintain cash deposits but may not be able to fully mitigate the risk of possible bank failures.

Our short-term investments, which were $42.3 million as of June 30, 2023, are investments in marketable securities with high credit ratings as required by our investment policy and are not insured or guaranteed.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our ordinary shares involves a high degree of risk. We describe risks associated with our business in Part I, Item 1A: "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022. Each of the risks described in those Risk Factors may be relevant to decisions regarding an investment in or ownership of our ordinary shares. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our ordinary shares to decline. You should carefully consider such risks and the other information contained in this report, including our condensed consolidated interim financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our ordinary shares

There are no additional material changes to the Risk Factors in our Annual Report on Form 10-K of which we are currently aware; but our Risk Factors cannot anticipate and fully address all possible risks of investing in our ordinary shares, the risks of investing in our ordinary shares may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents Ordinary shares repurchased pursuant to our Ordinary share buyback program for the three months ended June 20, 2023.

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (2)
April 1 - April 30, 2023	—	$—	—	$—
May 1 - May 31, 2023	—	$—	—	$40,000,000
June 1 - June 30, 2023	1,442,000	$3.02	1,442,000	$35,641,792

(1)	Excludes broker and transaction fees.
(2)
On May 10, 2023, the Company announced a share buyback program for the repurchase of up to $40.0 million of our Ordinary shares. The program does not have an expiration date and permits us to purchase our Ordinary shares from time to time in the open market, including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. The timing and amount of any share buybacks will be subject to market conditions and other factors determined by the Company. The Company may suspend, modify or discontinue the program at any time in its sole discretion without prior notice.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description
10.1	Amendment to Compensation Package, dated as of June 1, 2023, by and between the Registrant and Adam Singolda
10.2
Amendment No. 2, dated as of June 12, 2023, to the Credit Agreement by and among Taboola.com Ltd., Taboola, Inc., as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on this 9th day of August 2023.

By: /s/ Stephen C. Walker
Name: Stephen C. Walker
Title: Chief Financial Officer