Form 10-Q
period 2023-09-30
Taboola.com Ltd.
filed 2023-11-08
CIK 1840502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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
 ☐ Yes ☒ No

As of October 31, 2023 the Registrant had outstanding 298,239,500 Ordinary shares and 45,198,702 Non-Voting Ordinary shares.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TABOOLA.COM LTD.

CONSOLIDATED INTERIM BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30,	December 31,
	2023	2022
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$238,259	$165,893
Short-term investments	12,467	96,914
Restricted deposits	1,487	750
Trade receivables (net of allowance for credit losses of $10,794 and $6,748 as of September 30, 2023 and December 31, 2022, respectively)	232,118	256,708
Prepaid expenses and other current assets	71,549	73,643
Total current assets	555,880	593,908
NON-CURRENT ASSETS
Long-term prepaid expenses	40,854	42,945
Commercial agreement asset	289,451	—
Restricted deposits	4,111	4,059
Deferred tax assets, net	3,467	3,821
Operating lease right of use assets	65,003	66,846
Property and equipment, net	75,792	73,019
Intangible assets, net	141,235	189,156
Goodwill	555,931	555,869
Total non-current assets	1,175,844	935,715
Total assets	$1,731,724	$1,529,623

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	$252,727	$247,504
Short-term operating lease liabilities	19,015	14,753
Accrued expenses and other current liabilities	108,229	102,965
Current maturities of long-term loan	53,000	3,000
Total current liabilities	432,971	368,222
LONG-TERM LIABILITIES
Long-term loan, net of current maturities	141,829	223,049
Long-term operating lease liabilities	52,232	57,928
Warrants liability	6,023	6,756
Deferred tax liabilities, net	25,560	34,133
Other long-term liabilities	6,000	5,000
Total long-term liabilities	231,644	326,866
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY
Ordinary shares with no par value- Authorized: 700,000,000 as of September 30, 2023 and December 31, 2022; 300,692,928 and 254,133,863 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Non-voting Ordinary shares with no par value- Authorized: 46,000,000 as of September 30, 2023 and December 31, 2022; 45,198,702 and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Treasury Ordinary shares, at cost - 6,672,915 and 0 shares as of September 30, 2023 and December 31, 2022, respectively	(23,157)	—
Additional paid-in capital	1,244,667	903,789
Accumulated other comprehensive loss	(218)	(834)
Accumulated deficit	(154,183)	(68,420)
Total shareholders’ equity	1,067,109	834,535
Total liabilities and shareholders’ equity	$1,731,724	$1,529,623

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF LOSS

U.S. dollars in thousands, except share and per share data

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	Unaudited
Revenues	$360,221	$332,462	$1,019,911	$1,029,883
Cost of revenues:
Traffic acquisition cost	231,786	203,125	652,602	619,109
Other cost of revenues	27,776	26,649	80,001	79,695

Total cost of revenues	259,562	229,774	732,603	698,804

Gross profit	100,659	102,688	287,308	331,079

Operating expenses:
Research and development	35,890	36,237	101,876	100,728
Sales and marketing	59,664	63,216	181,431	190,989
General and administrative	23,839	24,685	76,533	78,062
Total operating expenses	119,393	124,138	359,840	369,779

Operating loss	(18,734)	(21,450)	(72,532)	(38,700)
Finance income (expenses), net	(4,402)	(3,570)	(11,383)	12,389

Loss before income taxes expenses	(23,136)	(25,020)	(83,915)	(26,311)
Income tax expenses	—	(1,006)	(1,848)	(848)
Net loss	$(23,136)	$(26,026)	$(85,763)	$(27,159)

Net loss per share attributable to Ordinary and Non-voting Ordinary shareholders, basic and diluted	$(0.07)	$(0.10)	$(0.25)	$(0.11)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	Unaudited
Net loss	$(23,136)	$(26,026)	$(85,763)	$(27,159)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale marketable securities	46	(445)	503	(704)
Unrealized gains (losses) on derivative instruments, net	570	1,504	113	(2,020)
Other comprehensive income (loss)	616	1,059	616	(2,724)
Comprehensive loss	$(22,520)	$(24,967)	$(85,147)	$(29,883)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDERS’ EQUITY

U.S. dollars in thousands, except share and per share data

	Non-voting Ordinary shares		Ordinary shares
	Number	Amount	Number	Amount	Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity

Balance as of June 30, 2023 (unaudited)	45,198,702	$—	300,637,035	$—	$(4,358)	$1,226,572	$(131,047)	$(834)	$1,090,333
Share-based compensation expenses	—	—	—	—	—	16,650	—	—	16,650
Repurchase of Ordinary Shares	—	—	(5,230,915)	—	(18,799)	—	—	—	(18,799)
Exercise of options and vested RSUs	—	—	4,705,408	—	—	2,750	—	—	2,750
Connexity issuance of Holdback	—	—	581,400	—	—	—	—	—	—
Payments of tax withholding for share-based compensation	—	—	—	—	—	(1,305)	—	—	(1,305)
Other comprehensive income	—	—	—	—	—	—	—	616	616
Net loss	—	—	—	—	—	—	(23,136)	—	(23,136)
Balance as of September 30, 2023 (unaudited)	45,198,702	$—	300,692,928	$—	$(23,157)	$1,244,667	$(154,183)	$(218)	$1,067,109

	Ordinary shares
	Number	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity

Balance as of June 30, 2022 (unaudited)	240,679,908	$—	$869,201	$(57,578)	$(3,783)	$807,840
Share-based compensation expenses	—	—	19,150	—	—	19,150
Exercise of options and vested RSUs	5,441,506	—	1,419	—	—	1,419
Connexity issuance of Holdback	1,227,010	—	—	—	—	—
Payments of tax withholding for share-based compensation	—	—	(1,925)	—	—	(1,925)
Other comprehensive income	—	—	—	—	1,059	1,059
Net loss	—	—	—	(26,026)	—	(26,026)
Balance as of September 30, 2022 (unaudited)	247,348,424	$—	$887,845	$(83,604)	$(2,724)	$801,517

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDERS’ EQUITY

U.S. dollars in thousands, except share and per share data

	Non-voting Ordinary shares		Ordinary shares
	Number	Amount	Number	Amount	Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity

Balance as of January 1, 2023	—	$—	254,133,863	$—	$—	$903,789	$(68,420)	$(834)	$834,535
Share-based compensation expenses	—	—	—	—	—	50,599	—	—	50,599
Repurchase of Ordinary Shares	—	—	(6,672,915)	—	(23,157)	—	—	—	(23,157)
Exercise of options and vested RSUs	—	—	12,543,489	—	—	5,429	—	—	5,429
Connexity issuance of Holdback	—	—	1,162,800	—	—	—	—	—	—
Issuance of Ordinary shares and Non-voting Ordinary shares related to Commercial agreement	45,198,702	—	39,525,691	—	—	288,063	—	—	288,063
Payments of tax withholding for share-based compensation	—	—	—	—	—	(3,213)	—	—	(3,213)
Other comprehensive income	—	—	—	—	—	—	—	616	616
Net loss	—	—	—	—	—	—	(85,763)	—	(85,763)
Balance as of September 30, 2023 (unaudited)	45,198,702	$—	300,692,928	$—	$(23,157)	$1,244,667	$(154,183)	$(218)	$1,067,109

	Ordinary shares
	Number	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity

Balance as of January 1, 2022	234,031,749	$—	$824,016	$(56,445)	$—	$767,571
Share-based compensation expenses	—	—	60,431	—	—	60,431
Exercise of options and vested RSUs	12,089,665	—	7,508	—	—	7,508
Connexity issuance of Holdback	1,227,010	—	—	—	—	—
Payments of tax withholding for share-based compensation	—	—	(4,110)	—	—	(4,110)
Other comprehensive loss	—	—	—	—	(2,724)	(2,724)
Net loss	—	—	—	(27,159)	—	(27,159)
Balance as of September 30, 2022 (unaudited)	247,348,424	$—	$887,845	$(83,604)	$(2,724)	$801,517

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2023	2022
	Unaudited
Cash flows from operating activities
Net loss	$(85,763)	$(27,159)

Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	70,709	68,711
Share-based compensation expenses	48,868	58,971
Net loss from financing expenses	1,269	7,733
Revaluation of the Warrants liability	(733)	(26,988)
Amortization of loan and credit facility issuance costs	1,220	1,006
Amortization of premium and accretion of discount on short-term investments, net	(923)	(322)

Change in operating assets and liabilities:
Decrease in trade receivables, net	24,590	60,672
Decrease (increase) in prepaid expenses and other current assets and long-term prepaid expenses	2,554	(13,921)
Increase (decrease) in trade payables	2,222	(54,659)
Increase (decrease) in accrued expenses and other current liabilities and other long-term liabilities	5,377	(25,516)
Decrease in deferred taxes, net	(8,218)	(9,676)
Change in operating lease right of use assets	12,447	11,536
Change in operating lease liabilities	(12,038)	(16,962)
Net cash provided by operating activities	61,581	33,426

Cash flows from investing activities
Purchase of property and equipment, including capitalized internal-use software	(19,839)	(28,476)
Cash paid in connection with acquisitions, net of cash acquired	—	(7,981)
Proceeds from (investment in) restricted deposits	(594)	98
Proceeds from sales and maturities of short-term investments	107,669	6,160
Purchase of short-term investments	(21,991)	(126,382)
Net cash provided by (used in) investing activities	65,245	(156,581)

Cash flows from financing activities
Exercise of options and vested RSUs	5,429	7,467
Payment of tax withholding for share-based compensation expenses	(3,213)	(4,110)
Repurchase of Ordinary shares	(23,157)	—
Repayment of long-term loan	(32,250)	(2,250)
Costs associated with entering into a revolving credit facility	—	(1,061)
Net cash provided by (used in) financing activities	(53,191)	46

Exchange rate differences on balances of cash and cash equivalents	(1,269)	(7,733)
Increase (decrease) in cash and cash equivalents	72,366	(130,842)
Cash and cash equivalents - at the beginning of the period	165,893	319,319
Cash and cash equivalents - at end of the period	$238,259	$188,477

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2023	2022
	Unaudited
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$9,935	$22,599
Interest	$14,580	$15,094
Non-cash investing and financing activities:
Purchase of property and equipment, including capitalized internal-use software	$5,694	$2,764
Share-based compensation included in capitalized internal-use software	$1,731	$1,460
Creation of operating lease right-of-use assets	$10,604	$11,648

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

In the opinion of the Company’s management, the unaudited consolidated interim financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s unaudited interim consolidated financial statements. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, or any other future interim or annual period.

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

As of September 30, 2023, the impacts to the Company’s business due to geopolitical developments and macroeconomic factors, such as rising interest rates, inflation and changes in foreign currency exchange rates, continue to evolve. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2022, as filed with the SEC on March 13, 2023. There have been no significant changes to these policies during the nine months ended September 30, 2023, except as noted below.

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

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 3:-	CASH AND CASH EQUIVALENTS
The following table presents for each reported period, the breakdown of cash and cash equivalents:

	September 30,	December 31,
	2023	2022
	Unaudited

Cash	$113,350	$142,127
Money market accounts and funds	120,334	22,583
Time deposits	4,575	1,183
Total Cash and cash equivalents	$238,259	$165,893

NOTE 4:-	FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. The Company did not have any transfers between fair value measurements levels in the nine months ended September 30, 2023.

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2023 and December 31, 2022, by level within the fair value hierarchy:

		Fair value measurements as of
Description	Fair Value Hierarchy	September 30, 2023	December 31, 2022
		Unaudited
Assets:
Cash equivalents:
Money market accounts and funds	Level 1	$120,334	$22,583
Short-term investments:
Corporate debt securities	Level 2	$7,932	$21,636
Commercial paper	Level 2	$4,535	$8,565
U.S. government treasuries	Level 2	$—	$46,222
U.S. agency bonds	Level 2	$—	$20,491

Liabilities:
Warrants liability:
Public Warrants	Level 1	$(3,734)	$(2,856)
Private Warrants	Level 3	$(2,289)	$(3,900)
Derivative instruments liability:
Derivative instruments designated as cash flow hedging instruments	Level 2	$(200)	$(313)

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 4:-	FAIR VALUE MEASUREMENTS (Cont.)

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

The key inputs into the Black-Scholes model for the Private Warrants were as follows:

Input	September 30, 2023	December 31, 2022

Risk-free interest rate	4.74% - 4.91%	4.08% - 4.18%
Expected term (years)	2.01 - 2.75	2.75 - 3.50
Expected volatility	66.0% - 69.0%	67.5% - 69.3%
Exercise price	$11.50	$11.50
Underlying share price	$3.79	$3.08

The Company’s use of a Black-Scholes model required the use of subjective assumptions:
●	The risk-free interest rate assumption was interpolated based on constant maturity U.S. Treasury rates over a term commensurate with the expected term of the Private Warrants.
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

●	The expected share volatility assumption was based on the implied volatility from a set of comparable publicly-traded companies as determined based on size and proximity.

The following table presents the changes in the fair value of Warrants liability:

	Private	Public	Total
Input	Warrants	Warrants	Warrants

Fair value as of December 31, 2022	$3,900	$2,856	$6,756
Change from private to public holdings	(1,714)	1,714	—
Change in fair value	103	(836)	(733)
Fair value as of September 30, 2023 (unaudited)	$2,289	$3,734	$6,023

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 5:-	SHORT-TERM INVESTMENTS

The following is a summary of available-for-sale marketable securities:

	September 30, 2023
	Unaudited
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$7,943	$—	$(11)	$7,932
Commercial paper	4,542	—	(7)	4,535
Total	$12,485	$—	$(18)	$12,467

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries	$46,452	$—	$(230)	$46,222
Corporate debt securities	21,762	—	(126)	21,636
U.S. agency bonds	20,622	—	(131)	20,491
Commercial paper	8,599	—	(34)	8,565
Total	$97,435	$—	$(521)	$96,914

As of September 30, 2023, the Company had no significant unrealized losses related to marketable securities (which were accumulated in a period of less than 12 months) and determined the unrealized losses are not due to credit related losses, therefore, the Company did not record an allowance for credit losses for its available-for-sale marketable securities.
As of September 30, 2023, all of the Company’s available-for-sale marketable securities were due within one year.

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

As of September 30, 2023 and December 31, 2022, the notional amounts of the Company’s derivative instruments designated as cash flow hedging instruments outstanding are in U.S. dollars amounted to $4,415 and $38,669, respectively.

Gross notional amounts do not quantify risk or represent assets or liabilities of the Company but are used in the calculation of settlements under the contracts.
The Company records all cash flow hedging instruments on the consolidated balance sheets at fair value. The fair value of cash flow hedging instruments recorded as liabilities were $200 and $313 as of September 30, 2023 and December 31, 2022, respectively, which were recorded in accrued expenses and other current liabilities in the consolidated interim balance sheet.

The changes related to cash flow hedging instruments, recorded in the consolidated interim statements of loss, for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Reclassification of losses into loss from accumulated other comprehensive loss
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	Unaudited
Cost of revenues	$60	$145	$142	$290
Research and development	627	992	1,478	1,971
Sales and marketing	114	190	270	376
General and administrative	117	165	270	329
Total losses recognized in the consolidated interim statements of loss	$918	$1,492	$2,160	$2,966

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 6:-	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Cont.)

Effect of Foreign Currency Contracts on Accumulated Other Comprehensive Loss
Net unrealized losses of foreign currency contracts designated as cash flow hedging instruments are recorded in accumulated other comprehensive loss.

The changes in unrealized losses on the Company’s derivative instruments recorded in accumulated other comprehensive loss were as follows:

	Nine months ended September 30,
	2023	2022
	Unaudited
Unrealized losses on derivative instruments at the beginning of the period	$(313)	$—
Changes in fair value of derivative instruments	(2,047)	(4,986)
Reclassification of losses recognized in the consolidated interim statements of loss from accumulated other comprehensive loss	2,160	2,966
Unrealized losses on derivative instruments at the end of the period	$(200)	$(2,020)
All net deferred losses in accumulated other comprehensive losses as of September 30, 2023, are expected to be recognized over the next twelve months as operating expenses in the same financial statement line item in the consolidated interim statements of loss to which the derivative relates.

NOTE 7:-	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill
The following table represents the changes in the carrying amounts of the Company’s total goodwill:
Carrying Amount

Balance as of December 31, 2022	$555,869
Purchase accounting adjustment	62
Balance as of September 30, 2023 (unaudited)	$555,931

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 7:-	GOODWILL AND INTANGIBLE ASSETS, NET (Cont.)

Intangible Assets, Net

The following is a summary of definite-lived intangible assets, net as of September 30, 2023 (unaudited):
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Merchant / Network affiliate relationships	$146,547	$(67,846)	$78,701
Technology	74,193	(40,654)	33,539
Publisher relationships	42,933	(22,361)	20,572
Tradenames	24,097	(16,727)	7,370
Customer relationships	13,146	(12,093)	1,053
Total	$300,916	$(159,681)	$141,235
The following is a summary of definite-lived intangible assets, net as of December 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Merchant / Network affiliate relationships	$146,547	$(43,421)	$103,126
Technology	74,193	(32,042)	42,151
Publisher relationships	42,933	(14,311)	28,622
Tradenames	24,097	(10,689)	13,408
Customer relationships	13,156	(11,307)	1,849
Total	$300,926	$(111,770)	$189,156

Amortization expenses for intangible assets were $15,980 and $15,983, for the three months ended September 30, 2023 and 2022, respectively, and $47,911 and $47,591, for the nine months ended September 30, 2023 and 2022, respectively.
The estimated future amortization expense of definite-lived intangible assets as of September 30, 2023, is as follows (unaudited):
Year Ending December 31,
2023 (Remainder)	$15,974
2024	60,519
2025	51,407
2026	13,244
2027	91
Total	$141,235

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 8:-	FINANCING ARRANGEMENTS
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
The Credit Agreement also contains customary representations, covenants and events of default. Failure to meet the covenants beyond applicable grace periods could result in acceleration of outstanding borrowings and/or termination of the Facility. As of September 30, 2023, the Company was in compliance with the Facility covenants.
In April 2023, the Company voluntarily prepaid $30,000 and in October 2023, subsequent to the balance sheet date, the Company voluntarily prepaid an additional $50,000 of the principal amount of the outstanding debt under the Credit Agreement.
As of September 30, 2023, the total future principal payments related to Facility loan are as follows:
Amount
Year Ending December 31,
2023 (current maturities)	$50,750
2024	3,000
2025	3,000
2026	3,000
2027	3,000
2028	139,985
Total	$202,735

The Facility is guaranteed by the Company and all of its wholly-owned material subsidiaries, subject to certain exceptions set forth in the Credit Agreement (collectively, the “Guarantors”). The obligations of the Borrower and the Guarantors are secured by substantially all the assets of the Borrower and the Guarantors including shares of subsidiaries, subject to certain exceptions set forth in the Credit Agreement.
The total interest expenses, including issuance costs amortization, recognized in connection with the long-term loan were $5,141 and $5,028 for the three months ended September 30, 2023 and 2022, respectively, and $15,641 and $12,700 for the nine months ended September 30, 2023 and 2022, respectively. The long-term loan interest and issuance costs amortization, included as interest expenses, are recognized through the remaining term of the Credit agreement using the effective interest rate.

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
As of September 30, 2023, the Company was in compliance with the financial covenants and had no outstanding borrowings under the Revolving Credit Agreement.
As of September 30, 2023, deferred financing costs associated with entering into the Revolving Credit Agreement in the total amount of $957, were included in short-term and long-term prepaid expenses in the Company’s consolidated balance sheet.
The deferred financing costs are amortized on a straight-line basis over the term of the Revolving Credit Agreement. Deferred financing costs amortization amounted to $63 and $34, for the three months ended September 30, 2023 and 2022, respectively, and $190 and $34, for the nine months ended September 30, 2023 and 2022, respectively.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 9:-	RESTRUCTURING

In September 2022, the Company announced and implemented a cost restructuring program impacting approximately 6% of the Company’s global headcount. This strategic reduction was intended to manage the Company’s operating expenses in response to market conditions and ongoing business prioritization efforts.

The restructuring expenses recognized in the consolidated interim statements of loss for the three and nine months ended September 30, 2022, primarily consisting of one-time incremental employee termination benefits and other costs related to Company’s business prioritization, were as follows:

Three and nine months ended September 30, 2022
Unaudited
Cost of revenues	$99
Research and development	1,815
Sales and marketing	1,176
General and administrative	293
Total restructuring expenses recognized in the consolidated interim statements of loss	$3,383

NOTE 10:-	SHAREHOLDERS’ EQUITY AND SHARE INCENTIVE PLANS
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
Share Incentive Plans

a.
On May 28, 2023, the Company received the approval of the Israeli court for its motion to extend, to November 16, 2023, its former motion to allow the Company to utilize the net issuance mechanism to satisfy tax withholding obligations related to equity-based compensation on behalf of its directors, officers and other employees and possible future share repurchases (the “Program”) of up to $50,000. The Company’s board of directors have the authority to determine the amount to be utilized for the Program. On September 21, 2023, the Company submitted an additional request for extension, which is currently under the Israeli court review process, and intends to continue filing extension requests for the court approval on an ongoing basis, as required.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 10:-	SHAREHOLDERS’ EQUITY AND SHARE INCENTIVE PLANS (Cont.)

For the nine months ended September 30, 2023 and 2022, the Company utilized the net issuance mechanism in connection with equity-based compensation for certain Office Holders, which resulted in a tax withholding payment by the Company of $3,213 and $4,110, respectively, which were recorded as a reduction of additional paid-in capital.

b.	The following is a summary of share option activity and related information for the nine months ended September 30, 2023 (including employees, directors, officers and consultants of the Company):

	Outstanding Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2023	35,488,179	$3.08	6.72	$40,516
Granted	—	—	—	—
Exercised	(4,216,727)	1.26	—	8,136
Forfeited	(520,000)	5.73	—	—
Balance as of September 30, 2023 (unaudited)	30,751,452	$3.27	5.33	$48,883
Exercisable as of September 30, 2023 (unaudited)	25,474,261	$2.63	4.87	$45,087

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period.

The Company did not grant any options during the nine months ended September 30, 2023.

As of September 30, 2023, unrecognized share-based compensation cost related to unvested share options was $16,247, which is expected to be recognized over a weighted-average period of 1.6 years.

c.	The following is a summary of the RSU activity and related information for the nine months ended September 30, 2023:

	Outstanding Restricted Shares Unit	Weighted Average Grant Date Fair Value

Balance as of January 1, 2023	23,521,009	$6.60
Granted	12,453,986	3.52
Vested (*)	(8,326,762)	5.78
Forfeited	(2,280,025)	6.07
Balance as of September 30, 2023 (unaudited)	25,368,208	$5.23

(*) A portion of the shares that vested were netted out to satisfy the tax obligations of the recipients. During the nine months ended September 30, 2023, a total of 1,009,669 RSUs were canceled to satisfy tax obligations, resulting in net issuance of 1,009,658 shares.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 10:-	SHAREHOLDERS’ EQUITY AND SHARE INCENTIVE PLANS (Cont.)
The total release date fair value of RSUs was $27,741, during the nine months ended September 30, 2023.
As of September 30, 2023, unrecognized share-based compensation cost related to unvested RSUs was $108,565, which is expected to be recognized over a weighted-average period of 2.7 years.

The total share-based compensation expense related to all of the Company’s share-based awards recognized for the three and nine months ended September 30, 2023 and 2022, was comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	Unaudited
Cost of revenues	$999	$673	$3,082	$2,227
Research and development	6,256	7,343	18,281	20,888
Sales and marketing	4,127	5,654	12,813	18,351
General and administrative	4,869	5,040	14,692	17,505
Total share-based compensation expense	$16,251	$18,710	$48,868	$58,971

Share Buyback Program

In May 2023, the Company’s Board of Directors authorized a share buyback program for the repurchase of up to $40,000 of the Company’s outstanding Ordinary shares, with no expiration date (the “Buyback Program”). In November 2023, the Company’s Board of Directors authorized up to an additional $40,000 of buybacks under the Buyback Program. As permitted by the Buyback Program, share repurchases may be made from time to time, in privately negotiated transactions or in the open market, including through trading plans, at the discretion of the Company’s management and as permitted by securities laws and other legal requirements. The Buyback Program does not obligate the Company to repurchase any specific number of shares and may be discontinued, modified or suspended at any time.

The Buyback Program commenced in June 2023 and during the nine months ended September 30, 2023, the Company repurchased 6,672,915 Ordinary shares at an average price of $3.45 per share (excluding broker and transaction fees of $167). As of September 30, 2023 the Company had remaining authorization to repurchase up to an aggregate amount of $17,010.

NOTE 11:-	INCOME TAXES

The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses and tax regulations. The Company’s effective tax rates were 0.0% and (4.0%) for the three months ended September 30, 2023 and 2022, respectively, and (2.2%) and (3.2%) for the nine months ended September 30, 2023 and 2022, respectively. The negative effective tax rate for the nine months ended September 30, 2023, results primarily from the valuation allowance in Israel, as well as tax expenses in foreign jurisdictions, partially offset by tax benefits associated with losses incurred in the U.S.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 12:-	COMMITMENTS AND CONTINGENCIES

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

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase primarily software and IT related-based services. As of September 30, 2023, the Company had outstanding non-cancelable purchase obligations in the amount of $18,961.

Legal Proceedings

a.
In April 2021, the Company became aware that the Antitrust Division of the U.S. Department of Justice is conducting a criminal investigation of hiring activities in the Company’s industry, including the Company. The Company cooperated with the Antitrust Division.

In July 2023, the Company was notified in writing by the Antitrust Division of the U.S. Department of Justice that it was no longer a subject or target of the previously disclosed criminal investigation of hiring activities in the Company’s industry, including the Company.

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

NOTE 13:-	RELATED PARTY TRANSACTIONS

The Company is a party to certain transaction-related agreements with Yahoo, pursuant to which the Company issued 39,525,691 Ordinary shares and 45,198,702 Non-voting Ordinary shares to Yahoo, and  granting Yahoo the right to appoint one representative to the Company’s board of directors, resulting in Yahoo to become a principal shareholder effective the Transaction closing on January 17, 2023 (see Note 1b).

The Company and its affiliates are parties to several agreements in the ordinary course of business with Yahoo and its affiliates. In connection with these agreements, for the three and nine months ended September 30, 2023 the Company recorded  revenues from Yahoo in the amount of $12,307 and $26,611, respectively. In addition, the Company recorded traffic acquisition costs related to Yahoo for the three and nine months ended September 30, 2023 in the amount of $9,869. Traffic acquisition costs noted herein are unaffiliated with the Yahoo revenues recorded for this period.

As of September 30, 2023, in regards to Yahoo, the Company’s balances of trade receivables were $9,454, and its balances of trade payables were $15,564, associated with the revenues including that presented on a gross and net basis.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 13:-	RELATED PARTY TRANSACTIONS (Cont.)

The Company and Yahoo, pursuant to the Omnibus Agreement entered into on November 28, 2022, each agreed to pay certain expenses in connection with the transaction and each party agreed to reimburse the other for some or all of these expenses. Under these arrangements, the Company recognized $1,297 and $3,920, of expenses, net in the three and nine months ended September 30, 2023, respectively.

NOTE 14:-	GEOGRAPHIC INFORMATION

The following table represents total revenue by geographic area based on the Advertisers’ billing address:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	Unaudited
Israel	$34,878	$34,347	$112,128	$115,605
United States	138,131	131,937	380,426	400,610
Germany	33,392	25,757	96,361	94,092
United Kingdom	19,739	16,352	55,522	54,517
Rest of the world	134,081	124,069	375,474	365,059
Total	$360,221	$332,462	$1,019,911	$1,029,883

NOTE 15:-	NET LOSS PER SHARE ATTRIBUTABLE TO ORDINARY SHAREHOLDERS

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
	Ordinary shares	Non-voting Ordinary shares	Ordinary shares	Non-voting Ordinary shares	Ordinary shares	Non-voting Ordinary shares	Ordinary shares	Non-voting Ordinary shares
	Unaudited
Numerator:
Net loss attributable to Ordinary shareholders, basic and diluted	$(20,170)	$(2,966)	$(26,026)	$—	$(75,246)	$(10,517)	$(27,159)	$—

Denominator:
Weighted-average shares used in computing net loss per share attributable to Ordinary shareholders, basic and diluted	307,392,341	45,198,702	255,160,597	—	303,246,891	42,384,131	251,865,831	—

Net loss per share attributable to Ordinary and non-voting Ordinary shareholders, basic and diluted	$(0.07)	$(0.07)	$(0.10)	$—	$(0.25)	$(0.25)	$(0.11)	$—

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 15:-	NET LOSS PER SHARE ATTRIBUTABLE TO ORDINARY SHAREHOLDERS (Cont.)

The potential shares of Ordinary shares that were excluded from the computation of diluted net loss per share attributable to Ordinary shareholders for the periods presented because including them would have been anti-dilutive are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	Unaudited
Warrants	12,349,990	12,349,990	12,349,990	12,349,990
RSUs	25,936,360	20,135,294	26,166,672	17,994,340
Outstanding share options	31,565,977	34,666,838	28,164,922	34,666,838
Issuable Ordinary shares related to Business Combination under holdback arrangement	1,356,592	2,454,020	1,679,592	2,454,020
Total	71,208,919	69,606,142	68,361,175	67,465,188

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with Taboola’s accompanying unaudited consolidated interim financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 (the “Quarterly Report”) and audited consolidated financial statements and the related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2023. Some of the information contained in this discussion and analysis is set forth in our 2022 Form 10-K, including information with respect to Taboola’s plans and strategy for Taboola’s business, and includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A “Risk Factors” in our 2022 Form 10-K and “Note Regarding Forward-Looking Statements” in our 2022 Form 10-K and elsewhere herein, Taboola’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Throughout this section, unless otherwise noted or the context requires otherwise, “we,” “us,” “our” and the “Company” refer to Taboola and its consolidated subsidiaries, and in references to monetary amounts, “dollars” and “$” refer to U.S. Dollars, and “NIS” refers to New Israeli Shekels.

Overview

Taboola is a technology company that powers recommendations across the Open Web with an artificial intelligence, or AI-based, algorithmic engine that we have developed since the Company began operations in 2007. Taboola has also expanded more directly into e-Commerce, allowing its partners with digital properties the ability to use its platforms to display advertising suited to the audiences of those partners’ web sites or other digital services.

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

Business and Macroeconomic Conditions

Global economic and geopolitical conditions have been increasingly volatile due to factors such as the war in Ukraine, inflation, rising interest rates and supply chain disruptions. The economic uncertainty resulting from these factors has negatively impacted advertising demand and our yields. Further, the impacts of inflation, which continue to persist throughout 2023, has increased the costs of equipment and labor needed to operate our business and could continue to adversely affect us in future periods. These factors, among others, including continued supply chain disruptions, make it difficult for us and our Advertisers to accurately forecast and plan future business activities, and could cause our Advertisers to reduce or delay their advertising spending with us, which, in turn, could have an adverse impact on our business, financial condition and results of operations. We are monitoring these macroeconomic conditions closely and may continue to take actions in response to such conditions to the extent they adversely affect our business.

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

(dollars in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	Unaudited
Revenues	$360,221	$332,462	$1,019,911	$1,029,883
Gross profit	$100,659	$102,688	$287,308	$331,079
Net loss	$(23,136)	$(26,026)	$(85,763)	$(27,159)
EPS diluted (1)	$(0.07)	$(0.10)	$(0.25)	$(0.11)
Ratio of net loss to gross profit	(23.0%)	(25.3%)	(29.9%)	(8.2%)
Cash flow provided by operating activities	$32,459	$23,219	$61,581	$33,426
Cash, cash equivalents, short-term deposits and investments	$250,726	$308,317	$250,726	$308,317

Non-GAAP Financial Data (2)
ex-TAC Gross Profit	$128,435	$129,337	$367,309	$410,774
Adjusted EBITDA	$22,833	$24,157	$48,616	$93,181
Non-GAAP Net Income	$6,704	$10,215	$1,197	$48,104
Ratio of Adjusted EBITDA to ex-TAC Gross Profit	17.8%	18.7%	13.2%	22.7%
Free Cash Flow	$22,798	$10,995	$41,742	$4,950

(1)
The weighted-average shares used in the computation of the diluted EPS for the three months ended September 30, 2023 and 2022 are 352,591,043 and 255,160,597, respectively, and for the nine months ended September 30, 2023 and 2022 are 345,631,022 and 251,865,831, respectively. The weighted-average shares for the three and nine months ended September 30, 2023 include 45,198,702 Non-Voting Ordinary shares.

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

Limitations on the use of ex-TAC Gross Profit include the following:

●	Traffic acquisition cost is a significant component of our cost of revenues but is not the only component; and
●	ex-TAC Gross Profit is not comparable to our gross profit and by definition ex-TAC Gross Profit presented for any period will be higher than our gross profit for that period.

The following table provides a reconciliation of revenues and gross profit to ex-TAC Gross Profit:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Revenues	$360,221	$332,462	$1,019,911	$1,029,883
Traffic acquisition cost	231,786	203,125	652,602	619,109
Other cost of revenues	27,776	26,649	80,001	79,695
Gross profit	$100,659	$102,688	$287,308	$331,079
Add back: Other cost of revenues	27,776	26,649	80,001	79,695
ex-TAC Gross Profit	$128,435	$129,337	$367,309	$410,774

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Net loss	$(23,136)	$(26,026)	$(85,763)	$(27,159)
Adjusted to exclude the following:
Finance (income) expenses, net	4,402	3,570	11,383	(12,389)
Income tax expenses	—	1,006	1,848	848
Depreciation and amortization	25,316	23,222	70,709	68,711
Share-based compensation expenses	13,605	15,937	41,022	50,616
Restructuring expenses (1)	—	3,383	—	3,383
Holdback compensation expenses (2)	2,646	2,773	7,846	8,355
M&A and other costs (3)	—	292	1,571	816
Adjusted EBITDA	$22,833	$24,157	$48,616	$93,181

(1)	Costs associated with the Company’s cost restructuring program implemented in September 2022.
(2)	Represents share-based compensation due to holdback of Ordinary shares issuable under compensatory arrangements relating to Connexity acquisition.
(3)	Includes one-time costs related to the Commercial agreement.

We believe that the Ratio of Adjusted EBITDA to ex-TAC Gross Profit is useful because TAC is what we must pay digital properties to obtain the right to place advertising on their websites, and we believe focusing on ex-TAC Gross Profit better reflects the profitability of our business.

The following table reconciles ratio of net loss to gross profit and Ratio of Adjusted EBITDA to ex-TAC Gross Profit:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Gross profit	$100,659	$102,688	$287,308	$331,079
Net loss	$(23,136)	$(26,026)	$(85,763)	$(27,159)
Ratio of net loss to gross profit	(23.0%)	(25.3%)	(29.9%)	(8.2%)

ex-TAC Gross Profit	$128,435	$129,337	$367,309	$410,774
Adjusted EBITDA	$22,833	$24,157	$48,616	$93,181
Ratio of Adjusted EBITDA margin to ex-TAC Gross Profit	17.8%	18.7%	13.2%	22.7%

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

●	Non-GAAP Net Income (Loss) will generally be more favorable than our net income (loss) for the same period due to the nature of the items being excluded from its calculation; and
●	Non-GAAP Net Income (Loss) is a performance measure and should not be used as a measure of liquidity.

The following table reconciles net income (loss) to Non-GAAP Net Income (Loss) for the periods shown:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Net loss	$(23,136)	$(26,026)	$(85,763)	$(27,159)
Amortization of acquired intangibles	15,980	15,983	47,911	47,591
Share-based compensation expenses	13,605	15,937	41,022	50,616
Restructuring expenses (1)	—	3,383	—	3,383
Holdback compensation expenses (2)	2,646	2,773	7,846	8,355
M&A and other costs (3)	—	292	1,571	816
Revaluation of Warrants	241	(988)	(733)	(26,988)
Foreign currency exchange rate losses (4)	859	347	625	3,053
Income tax effects	(3,491)	(1,486)	(11,282)	(11,563)
Non-GAAP Net Income	$6,704	$10,215	$1,197	$48,104

(1)	Costs associated with the Company’s cost restructuring program implemented in September 2022.
(2)	Represents share-based compensation due to holdback of Ordinary shares issuable under compensatory arrangements relating to Connexity acquisition.
(3)	Includes one-time costs related to the Commercial agreement.
(4)
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

●	This metric does not reflect our future contractual commitments.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Net cash provided by operating activities	$32,459	$23,219	$61,581	$33,426
Purchases of property and equipment, including capitalized internal-use software	(9,661)	(12,224)	(19,839)	(28,476)
Free Cash Flow	$22,798	$10,995	$41,742	$4,950

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

Income tax benefit (expenses)

The statutory corporate tax rate in Israel was 23% for the nine months ended September 30, 2023 and 2022, although we are entitled to certain tax benefits under Israeli law.

Pursuant to the Israeli Law for Encouragement of Capital Investments-1959 (the “Investments Law”) and its various amendments, under which we have been granted “Privileged Enterprise” status, we were granted a tax exemption status for the years 2018 and 2019. The 2018 tax exemption resulted in approximately $10.4 million of potential tax savings. In 2019 we did not benefit from the Privileged Enterprise status because we did not have taxable income. The benefits available to a Privileged Enterprise in Israel relate only to taxable income attributable to the specific investment program and are conditioned upon terms stipulated in the Investment Law. We received a Tax Ruling from the Israeli Tax Authority that our activity is an industrial activity and therefore eligible for the status of a Privileged Enterprise, provided that we meet the requirements under the ruling. If we do not fulfill these conditions, in whole or in part, the benefits can be revoked, and we may be required to refund the benefits, in an amount linked to the Israeli consumer price index plus interest. As of September 30, 2023, management believes that we meet the aforementioned conditions.

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

As of September 30, 2023, we have an accumulated tax loss carry-forward of approximately $87.1 million in Israel. The tax loss can be offset indefinitely. Non-Israeli subsidiaries are taxed according to the tax laws in their respective jurisdictions.

The following table provides consolidated statements of loss data for the periods indicated:

	Three months ended September 30,
	2023	2022

Revenues	$360,221	$332,462
Cost of revenues:
Traffic acquisition cost	231,786	203,125
Other cost of revenues	27,776	26,649
Total cost of revenues	259,562	229,774
Gross profit	100,659	102,688
Operating expenses:
Research and development	35,890	36,237
Sales and marketing	59,664	63,216
General and administrative	23,839	24,685
Total operating expenses	119,393	124,138
Operating loss	(18,734)	(21,450)
Finance income (expenses), net	(4,402)	(3,570)
Loss before income taxes	(23,136)	(25,020)
Income tax expenses	—	(1,006)
Net loss	$(23,136)	$(26,026)

Comparison of the three months ended September 30, 2023 and 2022

Revenues increased by $27.8 million, or 8.3%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. New digital property partners contributed approximately $52.5 million of new Revenues on a 12-month run rate basis calculated based on their first full month on the network. Existing digital property partners, including the growth of new digital property partners (beyond the revenue contribution determined based on the run-rate revenue generated by the partners when they are first on-boarded) decreased by approximately $24.7 million. This decrease was primarily driven by a decline in advertiser rates during 2022, partially mitigated by gains in our Bidding and eCommerce businesses.

Gross profit decreased by $2.0 million, or 2.0%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Ex-TAC Gross Profit, a non-GAAP measure, decreased by $0.9 million, or 0.7%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to a decrease in existing digital property partners. This decrease was primarily driven by lower ex-TAC Gross Profit margins primarily caused by yield compression that occurred in 2022.

Cost of revenues increased by $29.8 million, or 13.0%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Traffic acquisition cost increased by $28.7 million, or 14.1%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Traffic acquisition cost increased at a rate higher than revenue primarily due to a mix shift to lower margin digital properties and decreased yield on digital properties with guarantee obligations.

The cost of guarantees (total payments due under guarantee arrangements in excess of amounts the Company would otherwise be required to pay under revenue sharing arrangements) as a percentage of traffic acquisition costs were approximately 20% and 12% for the three months ended September 30, 2023 and September 30, 2022, respectively.

Other cost of revenues increased by $1.1 million, or 4.2%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily as a result of a $3.3 million increase in depreciation and hosting expenses partially offset by $1.2 million decrease in employee related costs including share-based compensation expenses.

We have continued to maintain cost discipline since our restructuring in 2022. Research and development expenses decreased by $0.4 million, or 1.0%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily attributable to $2.2 million decrease in employee and subcontractors related costs, including share-based compensation expenses, partially offset by an increase in of $1.3 million in expenses related to Yahoo commercial agreement and $0.7 million of communication and IT related expenses.

Sales and marketing expenses decreased by $3.6 million, or 5.6%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease is attributed to a decrease of $3.1 million in employee and subcontractors related costs including share-based compensation expenses.

General and administrative expenses decreased by $0.8 million, or 3.4%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, a result of an increase of $1.9 million in credit losses expenses offset by a decrease of $0.5 million in employee and subcontractors related costs including share-based compensation expenses, $0.7 million decrease in legal consultants expenses related to regulatory matters and $0.6 million decrease in insurance expenses.

Finance income (expenses), net decreased by $0.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, mainly attributable to $1.2 million Warrants liability devaluation and an increase of $0.7 million related to interest expenses.

Income tax expense decreased by $1.0 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

The following table provides consolidated statements of loss data for the periods indicated (dollars in thousands):

	Nine months ended September 30,
	2023	2022

Revenues	$1,019,911	$1,029,883
Cost of revenues:
Traffic acquisition cost	652,602	619,109
Other cost of revenues	80,001	79,695
Total cost of revenues	732,603	698,804
Gross profit	287,308	331,079
Operating expenses:
Research and development	101,876	100,728
Sales and marketing	181,431	190,989
General and administrative	76,533	78,062
Total operating expenses	359,840	369,779
Operating loss	(72,532)	(38,700)
Finance income (expenses), net	(11,383)	12,389
Loss before income taxes expenses	(83,915)	(26,311)
Income tax expenses	(1,848)	(848)
Net loss	$(85,763)	$(27,159)

Comparison of the nine months ended September 30, 2023 and 2022

Revenues decreased by $10.0 million, or 1.0%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Existing digital property partners, including the growth of new digital property partners (beyond the revenue contribution determined based on the run-rate revenue generated by the partners when they are first on-boarded) decreased by approximately $141.3 million. This decrease was primarily driven by a decline in advertiser rates during 2022, partially mitigated by gains in our Bidding and eCommerce businesses. New digital property partners contributed approximately $131.4 million of new Revenues on a 12-month run rate basis calculated based on their first full month on the network.

Gross profit decreased by $43.8 million, or 13.2%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Ex-TAC Gross Profit, a non-GAAP measure, decreased by $43.5 million, or 10.6%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to a decrease in existing digital property partners. This decrease was primarily driven by lower ex-TAC Gross Profit margins primarily caused by yield compression in 2022.

Cost of revenues increased by $33.8 million, or 4.8%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Traffic acquisition cost increased by $33.5 million, or 5.4%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Revenues decreased while traffic acquisition cost increased primarily due to a mix shift to lower margin digital properties and decreased yield on digital properties with guarantee obligations.

The cost of guarantees (total payments due under guarantee arrangements in excess of amounts the Company would otherwise be required to pay under revenue sharing arrangements) as a percentage of traffic acquisition costs were approximately 20% and 10% for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Other cost of revenues increased by $0.3 million, or 0.4%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily as a result of an increase of $2.6 million in depreciation expenses related and an increase of $1.6 million in hosting expenses partially offset by a decrease of $1.5 million in employee related costs, including share-based compensation and a decrease of $2.3 million in data, communication and IT related expenses.

Research and development expenses increased by $1.1 million, or 1.1%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily attributable to an increase of $1.7 million in communication and IT services and $1.8 million increase in costs related to Yahoo commercial agreement partially offset by a decrease of $2.6 million in employee and subcontractors related costs, including share-based compensation.

Sales and marketing expenses decreased by $9.6 million, or 5.0%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease is mainly attributed to a decrease of $4.9 million in employees and subcontractors related costs including share-based compensation expenses, a decrease of $2.4 in sales and marketing events costs and a decrease of $2.1 million in advertising and promotion.

General and administrative expenses decreased by $1.5 million, or 2.0%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily a result of a decrease of $3.9 million related to M&A costs and legal consultants expenses related to regulatory matters and a decrease of $0.8 million in employees and subcontractors related costs including share-based compensation expenses offset by an increase of $4.4 million in credit losses.

Finance income (expenses), net decreased by $23.8 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, mainly attributable to $26.3 million Warrants liability devaluation, partially offset by an increase of $2.4 million related to foreign currency exchange rate gains.

Income tax expenses increased by $1.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Liquidity and Capital Resources

Our primary cash needs are for working capital, personnel costs, contractual obligations, including payments to digital property partners, office leases and software and information technology costs, capital expenditures for servers and capitalized software development, payment of interest and required principal payments on our long-term loan and other commitments. We fund these cash needs primarily from cash generated from operations, as well as from cash and cash equivalents on our balance sheet when required. For the nine months ended September 30, 2023 and 2022, we generated cash from operations of $61.6 million and $33.4 million, respectively.

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

As of September 30, 2023 and December 31, 2022, we had $250.7 million and $262.8 million of cash, cash equivalents and short-term investments, respectively, and $5.6 million and $4.8 million in short and long-term restricted deposits, respectively, used, mainly, as security for our lease commitments. Cash and cash equivalents consist of cash in banks and highly liquid marketable securities investments and money market account and funds, with an original maturity of three months or less at the date of purchase and are readily convertible to known amounts of cash. Short-term investments generally consist of bank deposits, U.S. government treasuries, commercial paper, corporate debt securities, and U.S. agency bonds.

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

On August 9, 2022 we entered into an incremental revolving credit facility amendment to our existing senior secured credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides for borrowings in an aggregate principal amount of up to $90 million (the “Revolving Facility”). The proceeds of the Revolving Facility can be used to finance working capital needs and general corporate purposes. Borrowings under the Revolving Facility are subject to customary borrowing conditions and will bear interest at a variable annual rate based on Term SOFR or Base Rate plus a fixed margin. The Amended Credit Agreement also contains customary representations, covenants and events of default as well as a financial covenant, which places a limit on our allowable net leverage ratio. As of September 30, 2023, we had no outstanding borrowings under the Revolving Facility.

As of September 30, 2023, there was $202.7 million in principal amount of debt outstanding under our long-term loan.

In April 2023, we voluntarily prepaid $30.0 million and in October 2023 an additional $50.0 million of the principal amount of debt outstanding under our long-term loan. We will consider the repurchase and retirement of additional debt based on, among other factors, our working capital and capital expenditures needs, liquidity position and possible alternative uses of cash.

In May 2023, our Board of Directors authorized a share buyback program for the repurchase of up to $40.0 million of the Company’s outstanding Ordinary shares, with no expiration date (the “Buyback Program”). In November 2023, our Board of Directors authorized up to an additional $40.0 million of buybacks under the Buyback Program. As permitted by the Buyback Program, share repurchases may be made from time to time, in privately negotiated transactions or in the open market, including through trading plans intended to comply with Rule 10b5-1, at the discretion of our management and as permitted by securities laws and other legal requirements, including Rule 10b-18 of the Exchange Act. The Buyback Program does not obligate the Company to repurchase any specific number of shares and may be discontinued, modified or suspended at any time.

The Buyback Program commenced in June 2023 and during the nine months ended September 30, 2023, we repurchased 6.7 million Ordinary shares at an average price of $3.45 per share (excluding broker and transaction fees of $0.2 million). As of September 30, 2023 the Company had remaining authorization to repurchase shares up to an aggregate amount of $17.0 million. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Note 10 of Notes to the Unaudited Consolidated Interim Financial Statements.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the risks and uncertainties set forth in our 2022 Form 10-K under Item 1A. “Risk Factors,” and in our subsequent filings with the SEC.

	Nine months ended September 30,
	2023	2022
	Unaudited
Cash Flow Data:
Net cash provided by operating activities	$61,581	$33,426
Net cash provided by (used in) investing activities	65,245	(156,581)
Net cash provided by (used in) financing activities	(53,191)	46
Exchange rate differences on balances of cash and cash equivalents	(1,269)	(7,733)
Increase (decrease) in cash and cash equivalents	$72,366	$(130,842)

Operating Activities

During the nine months ended September 30 2023, net cash provided by operating activities was $61.6 million, an increase of $28.2 million, compared to $33.4 million for the same period in 2022. The $61.6 million was related to our net loss of $85.8 million adjusted by non-cash charges of $120.4 million and changes in working capital of $26.9 million.

The $120.4 million of non-cash charges primarily consisted of depreciation and amortization of $70.7 million and share-based compensation expense related to vested equity awards of $48.9 million.

The $26.9 million increase in cash resulting from changes in working capital primarily consisted of $24.6 million decrease in trade receivables, net, increase of $5.4 million in accrued expenses and other current liabilities and other long-term liabilities, $2.6 million decrease in prepaid expenses and other current assets and long-term prepaid expenses and $2.2 million increase in trade payables, partially offset by $8.2 million decrease in deferred taxes, net.

Net cash provided by operating activities of $33.4 million for the nine months ended September 30, 2022 was primarily related to our net loss of $27.2 million adjusted by non-cash charges of $109.1 million and changes in working capital of $48.5 million. The non-cash charges are mainly related to depreciation and amortization expenses of $68.7 million, mainly from Connexity intangibles acquired, and share-based compensation expense of $59.0 million offset by revaluation benefit of $27.0 million of the Warrants liability. The $48.5 million decrease in working capital primarily consisted of $54.7 million decrease in trade payables, $25.5 million decrease in accrued expenses and other current liabilities, $13.9 million increase in prepaid expenses and other currents and long-term prepaid expenses and $9.7 million decrease in deferred taxes, net partially offset by $60.7 million decrease in trade receivables. The changes in the working capital were primarily due to changes in our operations, prepayments to digital properties partners, tax payments and interest payments related to our long-term loan, in the normal course of business.

Investing Activities

During the nine months ended September 30, 2023, net cash provided by investing activities was $65.2 million, an increase of $221.8 million, compared to $156.6 million in net cash used in the same period in 2022. Net cash provided by investing activities for the nine months ended September 30, 2023 primarily consisted of $107.7 million proceeds from sales and maturities of short-term investments partially offset by $22.0 million purchase of short-term investments and $19.8 million purchase of property and equipment, including capitalized internal-use software.

Net cash used in investing activities of $156.6 million for the nine months ended September 30, 2022 primarily consisted of $126.4 million of purchase of short-term investments, $28.5 million purchase of property and equipment, including capitalized internal-use software and $8.0 million cash paid in connection with acquisitions, partially offset by $6.2 million proceeds from sales and maturities of short-term investments.

Financing Activities

During the nine months ended September 30, 2023, net cash used in financing activities was $53.2 million, a decrease of $53.2 million, compared to less than $0.1 million in net cash provided for the same period in 2022. Net cash used in financing activities for the nine months ended September 30, 2023 consisted of $32.3 million repayment of the current portion of our long-term loan, $23.2 million repurchase of Ordinary shares and $3.2 million payment of tax withholding for share-based compensation, offset by $5.4 million proceeds received from share option exercises and vested RSUs.

Net cash provided by financing activities of less than $0.1 million for the nine months ended September 30, 2022, consisted of $7.5 million from proceeds received from share option exercises and vested RSUs offset by $4.1 million payment of tax withholding for share-based compensation, $2.3 million repayment of current portion of our long-term loan and $1.1 million costs associated with entering into the Revolving Facility.

Contractual Obligations

The following table discloses aggregate information about material contractual obligations and the periods in which they are due as of September 30, 2023. Future events could cause actual payments to differ from these estimates.

	Contractual Obligations by Period
	2023	2024	2025	2026	2027	Thereafter
	(dollars in thousands)
Debt Obligations	$50,750	$3,000	$3,000	$3,000	$3,000	$139,985
Operating Leases (1)	4,922	21,703	17,079	13,845	9,483	13,692
Non-cancellable purchase obligations (2)	9,854	8,412	595	101	—	—
Total Contractual Obligations	$65,526	$33,115	$20,674	$16,946	$12,483	$153,677

(1)	Represents future minimum lease commitments under non-cancellable operating lease agreements.
(2)	Primarily represents non-cancelable amounts for contractual commitments in respect of software and information technology.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty. The table above does not reflect any reduction for prepaid obligations as of September 30, 2023. As of September 30, 2023, we have a provision related to unrecognized tax benefit liabilities totaling $6.7 million and other provisions related to severance pay and contribution plans, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

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

Recent Accounting Pronouncements

During the period covered by this report, there were no material recent accounting pronouncements impacting our accounting policies that are not already discussed in our 2022 Form 10-K.

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

Our critical accounting policies are those that materially affect our consolidated financial statements and involve difficult, subjective or complex judgments by management. There have been no material changes to our critical accounting policies and estimates of and for the year ended December 31, 2022, included in our 2022 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

A 10% increase or decrease of the NIS, Euro, British pound sterling, or the Japanese yen against the U.S. dollar would have impacted the consolidated statements of loss as follows:

	Operating loss impact Nine months ended September 30,
	2023		2022
	(dollars in thousands)
	+10%	-10%	+10%	-10%
NIS/USD	$398	$(398)	$(4,443)	$4,443
EUR/USD	$214	$(214)	$4,920	$(4,920)
GBP/USD	$(470)	$470	$(3,403)	$3,403
JPY/USD	$639	$(639)	$1,333	$(1,333)

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

As of September 30, 2023, we had approximately $202.7 million of outstanding borrowings under our long-term loan with a variable interest rate. In April 2023, we voluntarily prepaid $30.0 million and in October 2023, subsequent to the balance sheet date, we voluntarily prepaid an additional $50.0 million of the principal amount of the debt outstanding under the long-term loan. See Liquidity and Capital Resources for information regarding our incremental revolving credit facility amendment.

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

As of September 30, 2023, we maintained cash balances primarily in banks in the United States, the United Kingdom and Israel. In the United States and United Kingdom, the Company deposits are maintained with commercial banks, which are insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”) and Financial Services Compensation Scheme (“FSCS”), which is authorized by the Bank of England (acting in its capacity as the Prudential Regulation Authority), respectively. In Israel, commercial banks do not have government-sponsored deposit insurance. Historically we have not experienced losses related to these balances and believe our credit risk in this area is reasonable. As of September 30, 2023, we maintained cash balances with U.S. and United Kingdom banks that significantly exceed FDIC and FSCS insurance limits and expect we will continue to do so. We regularly monitor bank financial strength and other factors in determining where to maintain cash deposits but may not be able to fully mitigate the risk of possible bank failures.

Our short-term investments, which were $12.5 million as of September 30, 2023, are investments in marketable securities with high credit ratings as required by our investment policy and are not insured or guaranteed.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Investing in our Ordinary shares involves a high degree of risk. We describe risks associated with our business in Part I, Item 1A: “Risk Factors” of our 2022 Form 10-K. Each of the risks described in those Risk Factors may be relevant to decisions regarding an investment in or ownership of our Ordinary shares. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our Ordinary shares to decline. You should carefully consider such risks and the other information contained in this report, including our condensed consolidated interim financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our Ordinary shares. Except as set forth below, there have been no material changes to the Risk Factors in our 2022 Form 10-K.

The war in Israel could have a material adverse effect on our business and operations

As has been widely publicly reported, in October 2023 war was declared in Israel. Although we are a company formed under the laws of the State of Israel and have a significant presence there, we are a global company with operations in multiple countries. We maintain a business continuity plan and have taken the steps designed to maintain our operations in light of the war in Israel. As of the date of this Quarterly Report on Form 10-Q, our operations have not been materially adversely affected by the war.

We cannot predict the duration or severity of the war in Israel or how it will evolve, including any possible escalation or expansion of the war or other hostilities with other countries or groups, any of which could exacerbate geopolitical tensions and have economic implications. In connection with the war in Israel, several hundred thousand Israeli military reservists were called to immediate service. Certain of our employees and consultants in Israel have been called, and additional ones may be called, for service. Those persons may be absent for an extended period of time. In addition, due to the war or other hostilities our facilities could be damaged and our operations could be otherwise disrupted, which can impact our ability to deliver products and services in a timely manner to meet our contractual obligations towards customers. Any of the foregoing and related risks and uncertainties could have a material adverse effect on our business and operations.

Promptly following the attacks on Israel, the Israeli courts announced they would only operate on emergency matters and it is uncertain when they will resume normal operations. The Company needs Israeli court approval to conduct share repurchases and net issuances related to equity-based compensation beyond November 16, 2023 (when the current court approval expires). There can be no assurances as to when or whether the Company will receive court approval.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents Ordinary shares repurchased pursuant to our Ordinary share buyback program for the three months ended September 30, 2023.

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (2)
July 1 - July 31, 2023	1,206,600	$3.29	1,206,600	$31,675,448
August 1 - August 31, 2023	1,611,800	$3.52	1,611,800	$25,995,730
September 1 - September 30, 2023	2,412,515	$3.72	2,412,515	$17,009,723

(1)	Excludes broker and transaction fees.
(2)
On May 10, 2023, the Company announced a share buyback program for the repurchase of up to $40.0 million of our outstanding Ordinary shares, with no expiration date (the “Buyback Program”). On November 7, 2023, the Board authorized up to an additional $40.0 million of buybacks under the Buyback Program. The Buyback Program program permits us to purchase our Ordinary shares from time to time in the open market, including through trading plans intended to comply with Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. The timing and amount of any share buybacks will be subject to market conditions and other factors determined by the Company. The Company may suspend, modify or discontinue the program at any time in its sole discretion without prior notice.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Rule 10b5-1 Trading Plans
Each of the following trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
On August 30, 2023 Eldad Maniv, President and Chief Operating Officer, adopted a 10b5-1 trading plan providing for the potential sale of up to 1,668,613 Ordinary shares of the Company. The duration of the plan is until the earlier of March 7, 2024 or the completion of all transactions subject to the plan.
On August 30, 2023, Lior Golan, Chief Technology Officer, adopted a 10b5-1 sales plan providing for the potential exercise of vested stock options and the associated sale of up to 1,228,706 Ordinary shares of the Company. The duration of the plan is until the earlier of April 30, 2024 or the completion of all transactions subject to the plan.

Item 6.	Exhibits

Exhibit No.	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on this 8th day of November 2023.

By: /s/ Stephen C. Walker
Name: Stephen C. Walker
Title: Chief Financial Officer