Form 10-K
period 2023-12-31
Taboola.com Ltd.
filed 2024-02-28
CIK 1840502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting shares held by non-affiliates of the Registrant, based on the closing price of the shares of $3.11 on June 30, 2023 the last business day of the registrant’s most recently completed second fiscal quarter was approximately $676.3 million.
As of February 22, 2024 the Registrant had outstanding 295,463,243 Ordinary shares and 45,198,702 Non-Voting Ordinary shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s 2024 definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, are incorporated by reference in Part III of this Form 10-K.

BASIS OF PRESENTATION

Our financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) . We present our consolidated financial statements in U.S. dollars.

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

Certain capitalized terms used in this Annual Report are defined in the Glossary following Item 16.

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Taboola’s forward-looking statements include, but are not limited to, statements regarding Taboola or its management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and similar expressions (or the negative version of such words or expressions) may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•	our financial performance; and

•	the outcome of any known and unknown litigation and regulatory proceedings.

These forward-looking statements are based on information available as of the date of this Annual Report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.You should not place undue reliance on these forward-looking statements. As a result of a number of known and unknown risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements.

Risk Factors Summary

The following is a summary of the material risks we are exposed to in the course of our business activities. The below summary does not contain all of the information that may be important to you, and you should read the below summary together with the more detailed discussion of risks set forth under the heading “Risk Factors,” as well as elsewhere in this Annual Report.

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

•
If the Yahoo partnership and our ability to transition and fully launch the native advertising service with Yahoo is not successful or implemented on the currently projected timeframe, the partnership may not be as financially accretive as we are projecting and our business, operating results or financial condition and our reputation could be adversely affected;

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

We think of ourselves as a search engine, but in reverse — instead of expecting people to search for information, we recommend information to people or enable our partners to use our technology. You’ve seen us before: we partner with websites, devices, and mobile apps, which we collectively refer to as digital properties, to recommend editorial content and advertisements on the Open Web, outside of the closed ecosystems of the walled gardens such as Meta/Facebook, Google, and Amazon.

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

See Note 14 of Notes to the Consolidated Financial Statements in this Annual Report for additional details regarding the cost restructuring program.

Connexity Acquisition

On September 1, 2021 we completed our previously announced acquisition of Shop Holding Corporation, which we refer to as Connexity. The total consideration amount of approximately $800 million included retention incentives and is subject to customary purchase price adjustments for working capital and indebtedness. For additional information about the Connexity acquisition, including the issuance of Ordinary shares and the entry of a $300 million senior secured term loan credit agreement to finance a portion of the acquisition see Notes 7, 10, and 13 of Notes to Consolidated Financial Statements in this Annual report.

ION Merger Agreement

On January 25, 2021, we and one of our subsidiaries entered into a Merger Agreement with ION Acquisition Corp. 1 Ltd. Under that agreement, our subsidiary merged with and into ION, with ION continuing as the surviving company and becoming our direct, wholly-owned subsidiary. The Merger Agreement and the related transactions were unanimously approved by both the ION board of directors and the Board. The Business Combination and other transactions contemplated by the Merger Agreement, closed on June 29, 2021 after receipt of the required approval by our shareholders and ION’s shareholders and the fulfillment of certain other conditions. In connection with the Merger Agreement, we also obtained commitments for the purchase in private transactions that closed concurrently with the Business Combination of approximately $285 million of our Ordinary shares, of which approximately $150 million was purchased directly from certain of our existing shareholders, primarily from early investors.

Industry Trends

Taboola’s opportunity is to offer advertisers easy access to a curated supply of Open Web publisher inventory in a way that offers significant scale, reach and frequency with better user experience and monetization performance than what they are seeing today.

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

Highly Fragmented Open Web. According to our estimates, Advertisers spent approximately $80 billion advertising on the Open Web in 2023. Because the Open Web is, by definition, highly fragmented, it is harder for Advertisers to access than the walled gardens.

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

Shift from Offline Shopping to Online Shopping and e-Commerce. Online shopping saw significant acceleration during the Covid-19 pandemic and growth is expected to continue ~8% annually through 2027 doubling the growth of physical retail over that same period.

Native Format Proliferation. According to eMarketer, native ads - ads that match the look, feel and function of the media format in which they appear, such as those used by Taboola - accounted for approximately 66% of total U.S. display ad spending in 2023. Native advertising is a format that has been popularized by social media and is now familiar to consumers.

Increasing Focus on Privacy and the Disappearance of Third Party Cookies. Government regulators, consumers, and technology companies recently turned their attention toward the use of personal data and related privacy practices. This has led to increased regulation, such as the European Union’s General Data Protection Regulation, or GDPR, its equivalent in the United Kingdom (commonly referred to as the UK GDPR), and the California Consumer Privacy Act (as modified by the California Privacy Rights Act), or CCPA. In parallel, major Internet browsers, such as Safari and Firefox are already blocking third party cookies and Google has announced plans to completely phase out third-party cookies in Google Chrome during the second half of 2024. These changes pose a challenge for the digital marketing landscape, which currently relies extensively on third-party cookie data for personalization and must adapt to comply with increasing regulation of personal data.

Our Market Opportunity

We believe the Open Web needs a technology partner that enables digital properties to compete effectively with the scale and technological advantages of the tech giants. We believe our recommendation technology is applicable to a wide range of digital properties, including websites, apps, devices, and in the future, connected TVs and other mediums.

Unlike walled gardens, we are a B2B company with no competing consumer interests. We do not compete with our digital property partners for users’ attention. Our motivations are aligned: when our partners win, we win, and we grow together. This win-win mentality applies to our relationships with digital property partners and our Advertiser clients. Our Advertiser clients typically utilize a performance-based pricing model, which means they only pay us after a desired event, most commonly a click, occurs. In addition, our deep relationships with digital properties offer a compelling value for Advertisers, granting consolidated access to Open Web audiences and, thus, reducing the effects of fragmentation. In the fourth quarter of 2023, we worked with approximately 17,000 Advertisers to serve ads to users across the Open Web and reached nearly 600 million daily active users, which, for this figure, we calculated as the average daily number of users that have been exposed to Taboola content recommendations at least twice in the preceding seven days. We and our digital property partners both benefit when users stay engaged with content on the digital property. To that end, we share advertising revenue as well as content-consumption data with digital properties, which they can use to make editorial decisions that best accommodate their audiences’ interests and increase user engagement.

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

Representative Product Implementation

Our Platform for Digital Properties

Through our technology, data and Advertiser relationships, we help digital properties achieve three key goals:

•
Engagement: We keep users engaged with the digital property they are currently visiting, helping digital properties grow their business and not lose users to walled gardens. Digital properties work extremely hard to create engaging content and rely, in part, on Taboola to surface that content to the right user at the right time. To that end, the more content people read, the more time they spend on that digital property’s site, and the greater the opportunity for the digital property to monetize their business by, among other things, serving ads and offering subscriptions. In 2023, people clicked on Taboola recommendations tens of billions of times and approximately one-third of those clicks were on editorial content, keeping users on the site that they were on.

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

•
Monetization: We enable digital properties to monetize their content with seamlessly integrated native ads, typically displayed in a feed format appearing at the end of an article, as well as other prime locations such as homepages, section fronts and middle of the articles. When people click on these ads or make a purchase, and in certain cases when they view the ads, Advertisers pay us and we then share in this revenue with the digital property on which the click or impression occurred. With the addition of Taboola’s new offerings through its acquisition of e-Commerce focused Connexity, Inc., we also offer cost-per-click and cost-per-action monetization of both product listings and links to retailers that reside directly within editorial content.

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

We believe we offer Advertisers a complement to the walled gardens:

•
Massive reach: With an average of nearly 600 million daily active users in the fourth quarter of 2023, our platform creates opportunities to reach people on the Open Web when they’re most receptive to brand messages and new content.

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

•
Measurable Performance-Based Advertising: Performance-based Advertisers only pay when a consumer has actually engaged with the ad unit and in some cases only when a transaction is completed which is typically on a cost per click or cost per action basis. This is a particularly strong proposition for the retailer client advertising because it is a tangible return on the retailer client’s media investment.

Our Recommendation Technology

Our Research and development team has spent over a decade developing our proprietary AI-based recommendation technology used in our core product, solving an incredibly complex problem — how to construct a personalized recommendation feed from millions of available articles, videos and ads, in real-time, when you have nearly 600 million daily active users and need to optimize for diverse outcomes and support multiple pricing models.

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

Our recommendation platform allows both digital properties and Advertisers to control their brand identity within Taboola’s network. For example, digital properties can set “acceptance profiles” to determine which types of Advertisers we will recommend, and Advertisers can target or block selected digital properties. To consistently regulate the quality of our network, we also maintain a public content policy and employ a content review team that reviewed over ten million items in the fourth quarter of 2023. This combination of technology and human review is designed to create a consistently high level of brand safety and quality content within our network.

While developing our recommendation technology, privacy is always at the top of our mind. We have long established and adopted privacy-by-design as a central element of our technology, and product design and development cycles, with a strong commitment to ensuring best practices in privacy, security and safety for our partners and users. Since 2017, we have had a designated Data Privacy Officer along with a team of privacy specialists. These specialists are integrated within our Research and development and Product organizations and processes, and consider all facets of user privacy as key elements in the design of any new technology, solution or feature of our recommendation platform. We also perform ongoing privacy impact assessments to monitor potential risks during the product lifecycle and proactively mitigate those risks.

Infrastructure

To successfully deliver optimized recommendations to nearly 600 million daily active users, and 500,000 recommendation related requests every second, we developed powerful software and hardware infrastructures from the ground up.

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

As of December 31, 2023, we utilized approximately 12,000 servers; four back-end data centers processing over 100TB of data per day to train our AI engine; and nine front-end global data centers that, together, have served up to one trillion recommendations monthly. We use around 500,000 CPU cores, 2.5PB of memory and around 71,000PB of storage overall.

Deployment of our code to the production environment is fully automated and includes execution of tens of thousands of automated tests for each code change, using AI to locate anomalies in the code to prevent errors. This allows our Research and development to develop software quickly and enables us to continuously deliver reliable code and AI models to production. To address the extreme complexity of operating at such a massive scale, we use cutting-edge technologies, such as Tensorflow, Spark, Cassandra and Kafka, as well as highly sophisticated code we developed to allow these tools to meet our scale and reliability requirements.

Our Team

We have assembled a world class team of engineers and data scientists with a business-focused, innovative engineering culture. We have access to top talent in Asia, Europe, Israel, and the U.S., including very strong talent in AI, Deep Learning, high-scale infrastructure and browser-based technologies. We believe our engineering culture plays a key role in our success: we assign business KPIs to Research and development teams so technological decisions and priorities are aligned with business needs; we empower engineers to own features end-to-end, from ideation to full adoption; and we put special emphasis on collaboration. Our engineering culture relies strongly on experimentation and multi-variants testing. We continuously deploy and run hundreds of different AI models, UI variations and optimizations, in effect measuring hundreds of KPIs. We build our infrastructure such that it enables this culture of continuous improvement.

Our Competitive Strengths

We believe the following key strengths provide us with competitive advantages:

•
Performance of our AI Technology. We have spent over 15 years developing our AI-powered recommendation technology to drive high yield for digital properties, high returns on advertising spend for Advertisers, and relevant recommendations to consumers, who spend more time consuming content on digital properties. Similarly Connexity, our e-Commerce solution, uses AI powered technology to drive optimized performance for Advertisers and digital properties.

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

•	High Reach and Scale. We have nearly 600 million daily active users across the globe, enabling Advertisers to run campaigns at scale.

•
Network Effect. As more digital properties use our platform, we gather more content consumption data. More data makes our AI-driven algorithms more effective in making predictions, which in turn enables us to deliver better performance for Advertisers, which drives higher yields for digital properties. These higher yields make it easier to retain digital properties and acquire new partners.

•
Founder-led Experienced Management Team. Our founder, Adam Singolda, has successfully led Taboola as CEO since we began operations in 2007. Most of Taboola’s senior management has worked together with our founder for many years: the average tenure of our senior management is over nine years, demonstrating strong execution and achieving rapid growth.

•
Strong Financial Profile. We designed our business to be highly scalable, with a focus on sustainable long-term development. Since we began operations in 2007, we have demonstrated a track record over time of growth in revenue, gross profit and ex-TAC Gross Profit.

•
Not Dependent on Third Party Cookies. Our direct integration with many digital properties has helped us navigate changes in the industry. Our engineers continue to work closely with industry stakeholders to ensure we will be prepared in the likely event that third-party cookies are fully blocked and we continue to invest in innovative solutions that deliver relevant and engaging discovery experiences for our users.

Our Growth Opportunities

We drive revenue by growing users and user engagement, and by driving yield, which represents the revenue we can generate per user.  We do this by focusing on the following key areas:

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

Digital Properties

Taboola had approximately 12,000 digital property partners in the fourth quarter of 2023, including many premium properties such as Microsoft, NBCUniversal, CBSi, The Independent and El Mundo. These partners value our ability to drive new audiences to their sites, engage their users, and monetize their digital properties, while our data insights assist them in making informed editorial decisions. Our value is evidenced by our many multi-year, exclusive partnerships. As of December 31, 2023, our average contract term length with our digital properties was over two years as measured by contract duration at inception; some of our largest partners have even longer-term agreements. Microsoft is our largest partner. Other than Microsoft, no other digital property partner accounted for 5% or more of our Revenues generated from Advertisers on digital properties in 2023.

Advertisers

We had approximately 17,000 Advertisers working with us directly, or through advertising agencies, worldwide during the fourth quarter of 2023. The vast majority of our Revenues comes from Advertisers working with us directly, rather than via an agency. We support the leading programmatic channels via integrations with leading demand side platforms, or DSPs. Thanks to the effectiveness of our recommendation engine, many of our Advertiser clients are considered “always on,” which means they continuously invest on our platform, rather than running finite campaigns.

Our Advertiser customer base is highly diverse. Some of the verticals we have seen strong adoption in are health & fitness, finance, hobbies & interests, technology & computing, home & garden, shopping and automotive. Our ten largest Advertisers accounted for less than 13% of total Revenues on our network in 2023, with none larger than 3%.

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

Competition

We operate in a highly competitive industry. Our main competition for advertising budgets and digital property partnerships are walled gardens and advertising intermediaries:

Walled Gardens. We compete for advertising dollars with the closed ecosystems of technology companies such as Google, Meta/Facebook and Amazon. In many cases we also compete with those companies, in particular Google, for real estate on digital properties. As described above, unlike the walled gardens, our business is based on a “win-win” model of partnership, where we do not compete with our partners and our goals are aligned.

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

Historically, we have not patented our proprietary technology in order to keep our technology architecture, trade secrets, and engineering roadmap private; however, as of December 31, 2023, we own approximately twenty issued patents. We also own registrations for certain domain names, trademarks and service marks in the United States and in certain locations outside the United States. Additionally, we rely upon common law protection for certain trademarks. We generally enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with our partners and clients with whom we conduct business, in order to limit access to, and disclosure and use of, our proprietary information.

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

Historically, we have not collected data that would enable the direct identification of Internet users. As of December 31, 2023, we used only pseudonymous data about Internet users on our platform to manage and execute digital advertising campaigns. We either collect this data directly from users’ devices or it is passed to us by third parties. We provide consumers with notice about our use of cookies and our collection and use of data in connection with the delivery of targeted advertising and allow them to opt-out from the use of data we collect for the delivery of targeted advertising.

We are members of, or participants, in industry self-regulatory organizations, including the Digital Advertising Alliance, the Digital Advertising Alliance Canada, and the European Interactive Digital Advertising Alliance. Taboola also adheres to the Interactive Advertising Bureau’s Self-Regulatory Principles for Online Behavioral Advertising, and the IAB Europe OBA Framework. In addition, Taboola is a proud member in good standing of the Network Advertising Initiative, an association dedicated to responsible data collection use in digital advertising, and we adhere to the NAI Code of Conduct for Web and Mobile.

Our privacy team delivers company-wide privacy training, enforces our privacy policies and is integral to ensuring that we consider the privacy implications in all aspects of our proprietary platform. We regularly review and document our internal privacy policies, amend existing policies as necessary, and seek to enforce these policies with our clients, publisher partners and vendors. Our privacy team is also actively involved in negotiations with our customers on data and privacy terms to ensure compliance with relevant laws.

Privacy and data protection laws and regulations play a significant role in our business. Our ability to collect, augment, analyze, use, share and otherwise process data relies upon the ability to uniquely identify devices across websites, and applications, and to collect data about user interactions with those devices for purposes such as serving relevant ads and measuring the effectiveness of ads. Federal, state and international laws and regulations regarding the collection, use and other processing of personal data by advertising networks, Advertisers and digital properties is frequently evolving. This includes those related to the level of consumer notice and consent required before a company can employ cookies or other electronic tools to collect data about interactions with users online. Taboola’s operation of its platform and services is subject to numerous U.S. and global privacy regulations, including, without limitation, the following: the European Union’s General Data Protection Regulation and ePrivacy Directive, the United Kingdom’s General Data Protection Regulation, the California Consumer Privacy Act (as amended by the California Privacy Rights Act), China’s Personal Information Protection Law, South Korea’s Personal Information Protection Act, Turkey’s Law on the Protection of Personal Data, and New Zealand’s Privacy Act 2020.

Privacy Regulation in the U.S.

In the United States, at both the federal and state level, there are laws that govern activities such as the collection, use and other processing of personal data by covered companies. At the federal level, online advertising activities and data processing activities are subject to regulation by the Federal Trade Commission, which has regularly relied upon Section 5 of the Federal Trade Commission Act to enforce against unfair and deceptive acts and practices, including alleged violations of consumer privacy interests. The Federal Trade Commission has also started enforcing HIPAA in relation to disclosure of online identifiers by covered entities to adtech companies. In addition, some proposed and recently enacted legislation concerning privacy and data protection has affected and will continue to affect our operations and those of our industry partners. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal data than federal, international, or other state laws, which may differ from one other, complicating compliance efforts.

For example, the California Consumer Privacy Act (as amended by the California Privacy Rights Act), or CCPA, increases privacy rights for California consumers and imposes obligations on companies that process their personal data (including device identifiers, IP addresses, cookies and geo-location). Among other things, the CCPA requires covered companies to provide disclosures to California consumers and provide such consumers with data protection and privacy rights, including the ability to opt-out of certain sales or sharing of personal data, including for targeted advertising, and the ability to limit the processing of certain sensitive personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal data. Numerous other states have enacted, or are considering enacting, similar legislation. State laws continue to change rapidly, all while discussions continue in Congress about a new comprehensive U.S. federal data privacy law to which Taboola would become subject, if it is enacted. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal data has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly.

Moreover, there has been a rise in enforcement action and regulation for data privacy in various sectors. For example, Washington state has passed the first comprehensive state health data law, the Washington My Health My Data Act, or MHMD, which, starting in March 2024, will require Taboola to obtain opt-in consent for processing health data in Washington or of Washington consumers. MHMD broadly defines health data to include data that is inferred from nonhealth data when that information is used by a covered entity, or its processor, to associate or identify a consumer with health data. This broad definition means that Taboola will be limited with what advertising services it can provide in Washington to customers in the health and wellness field. MHMD also provides a private right of action for consumers to sue entities that process their data in violation of the MHMD. Further, the FTC has issued substantial fines to HIPAA covered entities for sharing protected health information with third parties like Taboola for advertising purposes and has released guidance around what kind of online tracking activity constitutes sharing protected health information. This new guidance on the scope of HIPAA applicability reduces the data we can collect on users.

 Privacy Regulation in Europe

Our business activities are also subject to foreign legislation and regulation. For example, we are required to comply with the General Data Protection Regulation, or GDPR, in the European Economic Area, or EEA, and the GDPR’s equivalent in the United Kingdom, or UK GDPR, which impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data (including online identifiers and location data). The GDPR and UK GDPR enhance data protection obligations for “controllers” of such data and for service providers, called “processors,” processing the data. They also provide certain rights, such as access and deletion, to the individuals about whom the personal data relates and we have adapted our services to accommodate such rights. The digital advertising industry has collaborated to create a user-facing framework, which we use as of December 31, 2023, for establishing and managing legal bases under the GDPR and other EEA privacy laws including the EU Directive 2002/58/EC (as amended by Directive 2009/136/EC).

While the UK GDPR currently imposes substantially the same obligations as the GDPR, the UK GDPR will not automatically incorporate changes to the GDPR going forward (which would need to be specifically incorporated by the United Kingdom, or UK, government). Moreover, the UK government has publicly announced plans to reform the UK GDPR in ways that, if formalized, are likely to deviate from the GDPR, all of which creates a risk of divergent parallel regimes and related uncertainty, along with the potential for increased compliance costs and risks for affected businesses. Failure to comply with the GDPR or UK GDPR can result in fines of up to 4% of global annual revenue or €20 million (or £17 million under the UK GDPR), whichever is greater. In addition, some EU countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

Moreover, legal developments in the EEA have created complexity and uncertainty regarding transfers of personal data from the EEA to the U.S. and other so-called third countries outside the EEA. Similar complexities and uncertainties also apply to transfers from the UK to third countries. For the transfer of personal data from the EEA to the U.S. and from the UK to the U.S., we rely upon the EU’s standard contractual clauses, or SCCs, and the UK’s international data transfer agreement (or the UK’s international data transfer addendum that can be used with the EU’s SCCs). However, SCCs have been subjected to regulatory and judicial scrutiny and the legal bases for cross-border data transfers are constantly evolving. On July 10, 2023, the European Commission adopted an adequacy decision concluding that the U.S. ensures an adequate level of protection for personal data transferred from the EU to the U.S. under the EU-U.S. Data Privacy Framework (followed on October 12, 2023 with the adoption of an adequacy decision in the UK for the U.S.-UK Data Bridge). While Taboola is working to participate in the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge, such adequacy decision by the European Commission has been challenged in EU courts, and is likely to face additional challenges. Moreover, although the European Commission has issued an adequacy decision in respect of the UK’s data protection framework, enabling data transfers from the EEA to the UK to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories, this adequacy determination will automatically expire in June 2025 unless extended. Further, the European Commission may unilaterally revoke the adequacy decision at any point.

Further, EU Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” directs European Union, or EU, member states to ensure that accessing information on an Internet user’s device, such as through a cookie, is allowed only if the Internet user has given his or her consent. As there were different transpositions of the Cookie Directive in domestic laws across the EU Member States, there are currently different interpretations of what constitutes valid consent (e.g., explicit versus implied consent) across the EU, posing a risk of regulatory divergence and creating legal uncertainty for businesses. The EU also has released a proposed replacement to the Cookie Directive, commonly known as the “ePrivacy Regulation,” to, among other things, better align EU member states and the rules governing online tracking technologies and electronic communications, such as unsolicited marketing and cookies, with the requirements of the GDPR. While the ePrivacy Regulation was originally intended to be adopted alongside the GDPR, it is currently going through the European legislative process, and commentators now expect it to be adopted in the coming years. Like the GDPR, the proposed ePrivacy Regulation has extra-territorial application as it applies to businesses established outside the EU which provide publicly-available electronic communications services to, or gather data from the devices of, users in the EU. The ePrivacy Regulation may impose burdensome requirements around obtaining consent and impose fines for violations that are materially higher than those imposed under the EU’s current ePrivacy Directive and related EU member state legislation.

Privacy Regulation in the Asia-Pacific Region

Our business activities are also subject to legislation and regulation in the Asia-Pacific region. Following the implementation of the GDPR, many jurisdictions have moved to amend, release, review and strengthen their existing data privacy and cybersecurity laws, and there has been a progressive effort in the region to work towards coordination of their otherwise disparate laws. For example, many countries have also sought out adequacy decisions from the EU. New Zealand’s updated Privacy Act and South Korea’s amendments to its Personal Information Protection Act, which went into effect in 2020, and China’s Personal Information Protection Law (PIPL), which went into effect in 2021, largely align with requirements of the GDPR. Thailand and Japan’s new similar updates and regulations also became effective in 2021 and 2022, respectively.

While China’s PIPL establishes a regime that is largely similar to the GDPR, it also imposes some stricter requirements. For instance, the PIPL has heightened disclosure requirements and specific consents for processing sensitive personal data and transferring personal data outside of China. The PIPL also mandates security impact assessments under a number of processing scenarios and imposes a data localization requirement on both operators of critical information infrastructure and covered companies that process large volumes of personal data. The PIPL also creates penalties for organizations that fail to fulfill their obligations to protect personal data, with potential fines up to 5% of annual revenue.

In August 2023, India passed the Digital Personal Data Protection Act, or DPDP Act, a comprehensive privacy law with extra-territorial effect that mirrors other privacy laws like the GDPR and puts requirements on data fiduciaries for when and how they can process data and gives data subjects rights to their data. Penalties for violating the DPDP Act can be up to INR 250 crores (approximately $30 million). Taboola will be subject to the DPDP Act upon its effective date, which has not yet been set.

Other jurisdictions, such as Singapore, Malaysia and Hong Kong, are reviewing their existing privacy regimes, with an eye toward similar privacy and data protection developments.

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

Employees

On December 31, 2023, we had approximately 1,900 employees, the majority of which have been employed by Taboola for over two years (including service periods of persons employed by Connexity prior to Taboola’s acquisition of Connexity). We have approximately 500 employees working in research and development, with an average tenure of four years.

As of December 31, 2023, our employees are not covered by a collective bargaining agreement, except as required by law under arrangements in France, Spain, and Brazil, covering a total of approximately 80 employees. We have never experienced a general strike or similar work stoppage.

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

Talent Acquisition and Development

We are focused on recruiting and retaining talented employees across the organization, with a particular focus on unique talent in algorithms, product, customer relationship management and many other areas that are critical to our success. We continue to invest to hire and retain top talent in all of our offices, and provide competitive compensation for our employees and a range of flexible benefits, including an industry-leading parental leave policy. We have been consistently recognized by Dun & Bradstreet as a top high-tech company to work for in Israel in 2023, by UK Campaigns as a 100 Best Places to Work and by Built In as one of the 100 best large companies to work for in all four of our major U.S. officers in 2023: New York, Los Angeles, Chicago and Atlanta. Our strong external reputation led to a quarterly average of over 20,000 candidates applying to work at Taboola in 2023. For new hires, we developed an onboarding program tailored towards their roles and responsibilities. On an ongoing basis, we invest in training and development programs that help our employees achieve their career goals, build management skills and lead their organizations. We have two formal career feedback discussions per year where managers and their employees discuss progress and feedback for each other. We believe in developing and promoting top talent from within: in 2023, approximately 15% of our employees were offered an opportunity for career advancement within the company.

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

Wellness and Diversity

In 2020, we launched a global taskforce that is focused on promoting wellness and diversity within our organization. The task force works with our senior management team to address global wellness and diversity topics and develop relevant initiatives to ensure we continue to build a culture where every employee feels valued, seen, and heard. We continue to have a mechanism for employees to anonymously voice concerns.

Throughout 2023, we continued to see the results of our initiatives. With respect to finding top diverse talent, we began by assessing our current workforce demographics by region and business unit, and established goals and guidelines in efforts of diversifying our recruitment funnel at the first assessment stage. We committed to wellness and diversity in recruiting by starting a Diverse Interview Slate Campaign to promote diversity in the interview process and reduce biases, which led to hiring more women managers in technical roles. We further invested in strategic partnerships with employment platforms that provide us multi-pronged access to highly skilled underrepresented talent, who may not currently be on our platform, such as Built-In, Ivy Research Council, and Jopwell. As a result, in 2023, we saw that 45% of our new hires were women and 16% of those women were hired into technical positions.

Within the organization, in 2023 we increased the number of Employee Resource Groups from seven to nine, and each has an annual budget to sponsor programming and events. We also have a mentorship program connecting Black, Indigenous and People of Color (BIPOC) talent to senior leaders. We continue to have a number of global and region-specific initiatives held to promote a culture of inclusion and belonging - such as, workshops, panels, networking events and communities for various interest groups. We also partner with Gold Enterprises to create robust programming for our multi-year wellness and diversity  training plan.

We are committed to building a long-term plan that will help foster a community that is diverse and inclusive, both internally and externally.

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

Our blog: https://blog.taboola.com/

Our X feed: https://twitter.com/taboola

Our CEO, Adam Singolda’s X feed: https://twitter.com/AdamSingolda

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

Executive Officers

Adam Singolda (42) has been the Chief Executive Officer, as well as a director, of Taboola since it began operations in 2007. He also serves as a member of the board of directors of K Health, the healthcare startup he co-founded in 2016. Prior to that Mr. Singolda studied Computer Science at The Open University of Israel and spent 6½ years serving in an advanced cyber technology unit of the Israel Defense Forces, or IDF, serving as a research and development engineer and manager. He graduated from the IDF officers’ academy with honors. Mr. Singolda’s experience as the founder and Chief Executive Officer of Taboola makes him exceptionally well qualified to serve on our board of directors.

Eldad Maniv (55) has been the President and Chief Operating Officer of Taboola since 2012. Mr. Maniv leads Taboola’s worldwide operations including Taboola’s sales, professional services, and human resources organizations. Mr. Maniv has spent approximately two decades building technology companies in the United States and Israel, having previously served in executive positions at BMC Software, Zend Technologies, and Identify Software. Earlier in his career, he founded NextNine which was acquired by Honeywell. Mr. Maniv currently serves as a director on the board of directors of Verbit.ai. Mr. Maniv holds a B.S. degree from the Talpiot program at the Hebrew University in Jerusalem, and served five years as a systems engineering officer in an intelligence unit of the Israel Defense Forces.

Lior Golan (53) has been Chief Technology Officer of Taboola since 2009 and is responsible for Taboola’s product and technical strategy worldwide. Prior to joining Taboola, Mr. Golan was co-founder, Chief Technology Officer, and Vice President of Research & Development of Cyota, a leader in consumer Internet security. After Cyota was acquired by RSA Security in 2005, Mr. Golan spent two years as Chief Technology Officer and Vice President of Strategy of the RSA Security Consumer Division and was responsible for leading the product and business direction of its consumer business. Mr. Golan holds a B.S. degree from the Talpiot program at the Hebrew University in Jerusalem and served eight years in an intelligence unit of the Israel Defense Forces.

Stephen Walker (54) has been Chief Financial Officer of Taboola since June 2020. Prior to that, he served as Taboola’s Senior Vice President of Worldwide Sales Operations from 2015 to 2020 and as the General Manager of Taboola-X product between 2014 and 2015. From 2007 until 2014, he served as President and Chief Operating Officer of Perfect Market, until it was acquired by Taboola. Earlier, Mr. Walker held positions in Idealab’s New Ventures Group and led several of Idealab’s portfolio companies. Mr. Walker has a B.S. degree in Computer Science and Finance from Boston College and an M.B.A degree from Harvard Business School.

Kristy Sundjaja (46) has been Chief People Officer since February 2022. Prior to that she served as Senior Vice President of People Operations for Taboola from 2019 to 2022. Prior to joining Taboola in 2019, she co-founded Exceptional Artists Foundation in 2017, a non-profit organization empowering the disabled community, and remains as its President. From 2012 to 2017, Ms. Sundjaja was the Chief of Staff and the Global Head of People at LivePerson. Between 2009 and 2012, Ms. Sundjaja was the Head of Industry Transformation Teams at New York City Economic Development Corporation. Prior to that, Ms. Sundjaja was an Associate Partner at Oliver Wyman where she worked between 1999 and 2009. Ms. Sundjaja graduated from the University of Pennsylvania with a B.S. degree in Economics from the Wharton School and a B.S. degree and an M.S. degree in Engineering. She also holds an M.B.A degree from Columbia University.

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

A significant amount of our revenue comes from contracts with digital properties where we are obligated to pay a specified minimum guaranteed amount per thousand impressions to the digital property. In each of the years ended December 31, 2022 through 2023, our guarantee costs, which we calculate as total payments due under guarantee arrangements in excess of amounts we otherwise would have been required to pay under revenue sharing arrangements, as a percentage of our total payments to digital properties, or TAC, was approximately 19% or less. Although we focus on achieving sufficient revenue per impression through the improvement of our algorithms and using our scale to exceed the minimum guarantees made to digital properties, we may not succeed in doing so. In addition, due to unfavorable macroeconomic, competitive or other conditions, we may be unable to perform as expected under arrangements that provide for such minimum guarantees, in which case our gross profit could be negatively impacted and our results of operation and financial condition could be adversely affected.

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

If the Yahoo partnership and our ability to transition and fully launch the native advertising service with Yahoo is not successful or implemented on the currently projected timeframe the partnership may not be as financially accretive as we are projecting and our business, operating results, financial condition and reputation could be adversely affected.

Our ability to transition and fully launch the native advertising service with Yahoo is dependent on several factors, including the need to achieve key technological milestones and to efficiently manage the integration of our solution with Yahoo. Adapting our technology and successfully integrating our solution with Yahoo is complex, difficult, time-consuming, and costly and may place significant strain on our personnel, systems and resources. If we are unable to integrate our solution with Yahoo in a timely manner, or if Yahoo Advertisers terminate their existing contracts and decline to move to the new Taboola service or if there is otherwise inadequate market acceptance of the new service (or a combination of the foregoing) it could result in the failure to meet our projected financial targets. We may also experience attrition from Yahoo employees resulting in the loss of critical institutional knowledge needed to successfully integrate the partnership. The financial accretion we expect to generate from the Yahoo partnership may not be realized until we successfully integrate our platform with Yahoo which may be later than we currently project, or at all, and requires significant upfront expenditures which may exceed our current estimates. These factors, including the size and complexity of the integration, if not implemented and managed successfully, may result in a deterioration of our client relationships, increased costs of integration, harm to our reputation, any of which could materially adversely affect our business, operating results and financial condition.

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

If the use of cookies is rejected by Internet users, subject to unfavorable legislation or regulation, restricted, blocked or limited by technical changes on end users’ devices or Internet browsers, or our ability to use cookie data is otherwise restricted and we are unable to track users in some other way, our performance could decline and we could lose digital properties and Advertisers and, as a result, revenue.

We use “cookies” (small text files) to gather important data to help deliver our solutions. These cookies are placed through an Internet browser on an Internet user’s device and correspond to a data set that we keep on our servers. Some of our cookies are “third party” cookies where we do not have a direct relationship with the Internet user. Our cookies collect information, such as when an Internet user views an Internet site, clicks on an ad, or visits one of our digital properties. We use these cookies to help us achieve our digital property or Advertisers’ campaign goals, to help us ensure that the same Internet user does not unintentionally see the same recommendations too frequently, to report aggregate information to our Advertisers regarding the performance of their campaigns, and to detect and prevent fraudulent activity. We also use data from cookies to help us decide on an opportunity to place a recommendation in a certain location, at a given time, in front of a particular Internet user. A lack of data associated with cookies may detract from our ability to make decisions about an Advertiser’s campaign and undermine the effectiveness of our solutions.

Recently, there has been a general trend among Internet users to refuse to accept cookies on their Internet browsers. All of the most commonly used Internet browsers (including Chrome, Firefox, Internet Explorer, Edge and Safari) allow Internet users to prevent cookies from being accepted by their browsers. Internet users can also delete cookies from their devices at any time. Some Internet users also download “ad blocking” software that prevents cookies from being stored on a user’s device. If more Internet users block or delete cookies more frequently than they currently do, our business could be harmed.

Moreover, technology companies in the Internet browser and operating system spaces, including Google, have announced intentions to discontinue the use of cookies, and to develop alternative methods and mechanisms for tracking users. These web browser and operating system developers have significant resources at their disposal and command substantial market share, and any restrictions they impose could foreclose our ability to understand the preferences of a substantial number of consumers. The Safari, Firefox, and Edge browsers currently block cookies by default, and other browsers may do so in the future. On January 4, 2024, Google started restricting third-party cookies by default for 1% of global Google Chrome users. Unless such default settings in browsers are adjusted by Internet users, our ability to set our cookies in browsers will be more limited, which could adversely affect our business. Google also has announced plans to completely phase out third-party cookies in Google Chrome during the second half of 2024. Moreover, mobile devices using Android and iOS operating systems limit the ability of cookies to track users while they are using applications other than their web browser on the device. As a consequence, fewer of our cookies or media partners’ cookies may be set in browsers or be accessible in mobile devices, which can adversely affect our ability to target and measure ads effectively.

Additionally, the use of cookies, as well as the use of the data collected using cookies, is subject to legislation and regulation, and may be subject to further legislation or regulation in the future. The EU, the UK, the U.S. and other governments have enacted or are considering legislation that regulate the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools.

Although we believe we are well positioned to adapt and continue to provide key data insights to our media partners without cookies, this transition could be more disruptive, slower, or more expensive than we currently anticipate, and could materially affect the accuracy of our recommendations and ads and thus our ability to serve our Advertisers, including through our data marketplace product, adversely affecting our business, results of operations, and financial condition. Limitations on the use or effectiveness of cookies, or other limitations on our ability to collect and use data for advertising, may impact the performance of our platform. We may be required to, or otherwise may determine that it is advisable to, make significant changes in our business operations and product and services to obtain user opt-in for cookies and use of cookie data, or develop or obtain additional tools and technologies to compensate for a lack of cookie data. We may not be able to make the necessary changes in our business operations and products and services to obtain user opt-in for cookies and use of cookie data, or develop, implement or acquire additional tools that compensate for the lack of data associated with cookies. Moreover, even if we are able to do so, such additional products and tools may be subject to further legislation or regulation, time consuming to develop or costly to obtain, or less effective than our current use of cookies.

For information on the regulation of cookies in the EU, see the section titled “Part I, Item 1—Business—“Privacy Regulation in Europe.”

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

Our use of AI, and the integration of AI with our products and services, may not be successful, including for predicting what ads and content would be of most interest to our users and for improving on our ability to further predict or optimize user engagement or conversion rates for our Advertiser, and may present business, compliance and reputational challenges, which could lead to a decline in our performance, a loss of digital properties and Advertisers, operational or reputational damage, legal and regulatory risk, and additional costs, any of which could cause our results of operations and revenues to decline.

 We utilize AI in connection with our business, including in our platform. The effective delivery of our solution depends on the ability of Taboola’s AI powered platform to predict what ads and content would be of most interest to users so that our Advertisers can achieve desirable returns on their advertising spend. We need to continuously deliver satisfactory results for our Advertisers and digital properties in terms of predicting user engagement and conversion rates in order to maintain and increase revenue, which in turn depends in part on the optimal functioning of Taboola’s AI powered platform. In addition, as we have increased the number of Advertisers and digital properties that use our offerings on a global basis, we have experienced significant growth in the amount and complexity of data processed by Taboola’s AI and the number of ad and content impressions we deliver. Beyond the use of AI in our recommendation engine, in 2023, we launched a new tool for Advertisers to create personalized ads using generative AI. We also may incorporate AI in our business and operations in new and more significant ways over time.

 There are significant risks involved in utilizing AI and no assurance can be provided that our use of AI will produce the intended results. For example, AI algorithms may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable; AI has been known to produce false or “hallucinatory” inferences or outputs; AI can present ethical issues and may subject us to new or heightened legal, regulatory, ethical or other challenges; and inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions, including those incorporated in our products and services.

 In particular, errors and defects in Taboola’s AI powered platform may have a significant adverse impact on our business. As the amount of data and number of variables processed by Taboola’s AI powered platform increase, the risk of errors in the type of data collected, stored, generated or accessed also increases. In addition, the calculations that the algorithms must compute become increasingly complex and the likelihood of any defects or errors increases. If we were to experience significant errors or defects in Taboola’s AI powered platform, our solution could be impaired or stop working altogether, which could prevent us from generating any revenue until the errors or defects were detected and corrected. Other negative consequences from significant errors or defects in Taboola’s AI powered platform could include:

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

In addition, the use of generative AI, a relatively new and emerging technology in the early stages of commercial use, exposes us to additional risks. For example, our generative AI-based tool for ad creation, while made available through the Taboola platform, uses software tools provided by third parties and, while we are not aware of any infringement, we do not independently verify whether the content generated using such tools infringes third-party intellectual property or other rights. Further, any content created using generative AI tools may not be subject to copyright protection, which may adversely affect Advertisers’ intellectual property rights in, or ability to commercialize or use, any such content. If we or our Advertisers do not have sufficient rights to use the data or other material or content on which the AI tools we use or offer rely, or the output of such AI tools, we or our Advertisers also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are party. Any such liability incurred by Advertisers in connection with the use of our generative AI-based tools may also lead to harm to our reputation and a decrease in the use of such tools or our platform by Advertisers.

 Regulation of AI is rapidly evolving as legislators and regulators are increasingly focused on these powerful technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and cybersecurity, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is also the subject of ongoing review by various U.S. and foreign governmental and regulatory agencies, and certain jurisdictions are applying, or are considering applying, their platform moderation, data privacy and cybersecurity laws and regulations to AI or are considering general legal frameworks for AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Further, because AI itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.

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

In 2023, our largest digital property, Microsoft and affiliates, accounted for approximately 10% of our gross revenues generated from Advertisers on digital properties, and our top five digital properties accounted for approximately 23% of our gross revenues. We have long-term contracts with our large digital properties, which, in general, contain minimum guarantee requirements. The typical contract length with our large digital properties is over two years (without any right by these properties to terminate earlier than that absent cause).

The loss of all or a significant part of our business with our largest partners or unfavorable changes in the terms of our agreements with these partners could significantly harm our reputation, business, financial condition and results of operations.

We do not have long-term commitments from our Advertisers, and we may not be able to retain Advertisers or attract new Advertisers that provide us with revenue that is comparable to the revenue generated by any Advertisers we may lose.

Most of our Advertisers do business with us by placing insertion orders for particular advertising campaigns. If we perform well on a particular campaign, then the Advertiser may place new insertion orders with us for additional advertising campaigns. We do not always get written commitment from an Advertiser beyond the campaign-specific insertion order and, even then, each particular insertion order may not be completed since Advertisers can typically terminate a campaign at any time on twenty-four hours’ notice. As a result, our success is dependent upon our ability to outperform our competitors and win repeat business from existing Advertisers, while continually expanding the number of Advertisers for whom we provide services. In addition, it is relatively easy for Advertisers to seek an alternative provider for their campaigns because there are no significant switching costs. In addition, advertising agencies, with whom we do business, often have relationships with many different providers, each of whom may be running portions of the same campaign. Because we generally do not have long-term contracts, it may be difficult for us to accurately predict future revenue streams. We cannot provide assurance that our current Advertisers will continue to use our solutions, or that we will be able to replace departing Advertisers with new Advertisers that provide us with comparable revenue.

We may not be able to retain digital properties or attract new digital properties that provide us with digital space that is sufficient for our volume of sponsored content or comparable to the digital space provided by any digital properties we may lose.

We do business with our partners by allowing them to share in the revenues we receive from Advertisers from campaigns that are placed on their digital properties. If the content we place on the digital property is successful, and the partner is satisfied with our performance and ability to generate revenue, the digital property partner may continue to want us to place content on their website. Alternatively, if we cannot maintain the quality of the content, digital property satisfaction with our platform may decrease. As our Advertiser content may appear on multiple digital properties, any decrease in quality may rapidly affect many digital properties in a short period of time. Our commitments from digital properties are for various periods of time, but our success is dependent upon our ability to successfully execute campaigns using available digital space and maintaining partner satisfaction, while continually expanding the number of digital properties from whom we purchase digital space as needed to meet content volume. In addition, leading up to the expiration of our agreements, it is easy for digital properties to seek an alternative supplier of content for their digital space because there are no fees tied to switching providers. We also face a risk that digital property contract renewals decrease our margins as digital properties may seek to negotiate a higher revenue share. Thus, we cannot provide assurance that our current partners will continue to want us to place content on their digital properties, or that we will be able to replace departing digital properties with new digital properties that provide us with sufficient or comparable digital space. In addition, certain trends in the industry designed to achieve a different user experience may significantly impact our business. For example, a partner may redesign its digital property causing us to have less real estate for our content or placing us in less profitable locations of the website.

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

Advertiser and digital property satisfaction with our solution depends on our ability to place high quality Advertiser content with content from digital properties that is well-suited to the Advertiser’s product or service. If we are unable to keep our Advertisers’ content from being placed with low quality, offensive or other non-compliant editorial content, or if we are unable to keep low quality, offensive or other non-compliant ads from appearing in our network of digital properties, our reputation and business may suffer. As we grow our business to serve a larger number of Advertisers and digital properties, it could become more challenging to prevent low quality, offensive or other non-compliant content from being shown. In addition, the categories of content that our digital properties accept may change over time and as these categories are removed from our inventory, we could suffer a decrease in cost-per-click and overall revenue. If we are unable to maintain the quality of our Advertiser and digital properties, our reputation and business may suffer and we may not be able to retain or secure additional Advertiser or digital property relationships.

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

Although the majority of our agreements with digital properties have historically required digital properties to provide us with exclusivity for the term of the agreement, there is no guarantee that we will be able to continue to obtain such exclusive arrangements or to renew existing arrangements on similar terms in the future. To the extent that such exclusivity is reduced or eliminated for any reason, including due to changes in market practice or changes in or in response to laws, rules or regulations, our partners could elect to implement other platforms or services on their digital properties, develop their own, or to seek out other third parties with which to do business, which could be detrimental to our performance, thereby reducing our revenues and having an adverse effect on our business.

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

Our platform and business are subject to a wide variety of risks from individuals both inside and outside our company. We have established policies and procedures to manage our exposure to risk, including risks arising from the actions of our employees. These policies may not be adequate or effective in managing our future risk exposure or protecting us against unidentified or unanticipated risks. Although we regularly update our policies and procedures, including with respect to sanctions, bribery, money laundering and insider trading, we may fail to predict future risks due to rapid changes in the market and regulatory conditions and in new markets we enter. Although we have established internal controls to ensure our risk management policies and procedures are adhered to by our employees as we conduct our business, our internal controls may not effectively prevent or detect any non-compliance of our policies and procedures. In particular, these measures may not adequately address or prevent all illegal, improper, or otherwise inappropriate activity from occurring and such conduct could expose us to liability, including through litigation, or adversely affect our brand or reputation. Further, any negative publicity related to the foregoing, could adversely affect public perception of our industry as a whole, which could negatively affect demand for platforms like ours, and potentially lead to increased regulatory or other legal exposure. Any of the foregoing risks could negatively impact our business, results of operations and reputation.

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

Supply disruptions could materially impede our growth and our ability to maintain our existing platform. Disruptions in supply can be caused by many factors, including decreases in manufacturing output and labor shortages; the availability of one or more components including semiconductors which are currently in short supply; the impacts of pent up demand; transportation and delivery issues; geopolitical issues; and other circumstances. Such disruptions can result in the delay or inability to obtain necessary hardware, or significant cost increases, any of which could have a material adverse effect on our existing business, our ability to grow and our financial performance.

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

Government regulation could increase the costs of doing business online. U.S. and many international governments have enacted, or are considering enacting, legislation and regulation related to online advertising to which we are or may become subject, and we expect to see an increase in legislation and regulation related to digital advertising, the collection and use of Internet user data and unique device identifiers, such as IP address or unique mobile device identifiers, and other privacy and data protection legislation and regulation. The regulatory environment related to privacy and data protection is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. Such legislation and regulation could affect the costs of doing business online, and could reduce the demand for our solutions or otherwise harm our business, financial condition, and results of operations. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our results of operations, financial condition and cash flows. For example, a wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. While we generally have not collected data from Internet users that is traditionally considered to be personally identifiable data, such as name, email address, address, phone numbers, social security numbers, credit card numbers, financial, or health data, we typically do collect and store IP addresses, cookie IDs, and other device identifiers that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. Legislation or regulation that reduces the data we can collect may cause us to not be able to track advertising conversions as efficiently or target campaigns as effectively, which may negatively impact our revenue.

Evolving and changing definitions of personal data, within the EEA, the UK, Asia, the United States, and elsewhere, especially relating to classification of IP addresses, machine or device identifiers, and other information, have in the past and could in the future, cause us to change our business practices, expend significant costs to modify our data processing practices or policies, preoccupy management, divert resources from other initiatives and projects, or limit or inhibit our ability to operate or expand our business. Evolving data protection and privacy-related laws and regulations could embolden regulatory and public scrutiny, increase levels of enforcement, and pose risk of sanctions for noncompliance. While we currently take steps to avoid collecting personal data that would enable the direct identification of Internet users, we may inadvertently receive this information from Advertisers or advertising agencies or through the process of delivering our service. Additionally, while we take measures to protect the security of information that we collect, use, disclose and otherwise process in the operation of our business, and to offer certain privacy protections with respect to such information, such measures may not always be effective. Our advertising clients or digital property partners have imposed, or may in the future impose, new restrictions relating to the quickly evolving privacy and data protection laws and regulations with which we must adapt and comply. Our failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement or litigation action against us, including fines, sanctions, penalties, judgments, imprisonment of our officers and public censure, claims for damages by consumers and other affected individuals, obligations to notify regulators and affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse impact on our business, financial condition and results of operations. Even the perception of privacy concerns, whether or not valid, could harm our reputation and inhibit adoption of our solutions by current and future clients and partners.

For more information on the privacy and data protection laws and regulations to which we are subject, see the sections titled “Part I, Item 1—Business—“Privacy Regulation in the U.S.”, “Part I, Item 1—Business—“Privacy Regulation in Europe” and “Part I, Item 1—Business—“Privacy Regulation in the Asia-Pacific Region.”

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

 On May 16, 2023, the EU Interactive Advertising Bureau (IAB), a digital marketing trade association, released an updated version of the IAB Transparency & Consent Framework, or TCF, to reflect updated regulator guidance and decisions. While Taboola is a registered vendor on the latest version of the TCF, the TCF remains under review by European courts after the IAB appealed a February 2022 decision by the Belgian data protection authority that the TCF violates the GDPR. The TCF is currently a key tool in the EU ad tech ecosystem for passing on consent and “do not sell” signals, and in turn, facilitating compliance with the GDPR. If the TCF is found to be unlawful under the GDPR, the ad tech industry will need to determine new mechanisms for GDPR compliance, which could affect our ability to serve targeted ads and consequently impact our revenue.

User growth and engagement depends upon effective interoperation with devices, platforms and standards set by third parties across the entire ad tech ecosystem that we do not control.

Technology companies in the Internet browsers and operating systems spaces have announced intentions to discontinue the use of cookies, and to develop alternative methods and mechanisms for tracking users. The most commonly used Internet browsers allow users to modify their browser settings to block first-party cookies (placed directly by the media partner or website owner that the user intends to interact with) or third-party cookies, and some browsers block third-party cookies by default. For example, Apple previously released an update to its Safari browser that limits the use of third-party cookies, which reduces our ability to provide the most relevant ads to our users and impacts monetization, and also released changes to iOS, requiring users to voluntarily choose (opt-in) to permit app developers to track them across applications and websites, that limit our ability to target and measure ads effectively. In addition , Google has announced its intention to disable the use of third-party cookies across its Google Chrome web browser. Based on public announcements from Google, the phase out will be in effect for all users in  the second half of 2024 subject to regulatory compliance. This change may force many businesses to reevaluate their marketing strategies.

Furthermore, mobile devices using Android and iOS operating systems limit the ability of cookies to track users while they are using applications other than their web browser on the device. As a consequence, fewer of our cookies or media partners’ cookies may be set in browsers or be accessible in mobile devices, which can adversely affect our business.

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

We are subject to complex and changing advertising regulations in many jurisdictions in which we operate, including regulatory and self-regulatory requirements to comply with native advertising regulations in connection with our native advertising offering. For example, in the United States, the Federal Trade Commission requires that all online advertising meet certain principles, including the clear and conspicuous disclosure of advertisements. If we, or our advertisers, make mistakes in implementing this varied and evolving guidance, or our commitments with respect to these principles, we could be subject to negative publicity, government investigation, government or private litigation, or investigation by self-regulatory bodies such as the Interactive Advertising Bureau (IAB), the National Advertising Division (NAD) as well as the Advertising Standards Authority (ASA) in the UK or other accountability groups. Any such action against us could be costly and time consuming and may require us to change our business practices, cause us to divert management’s attention and our resources and be damaging to our reputation and our business. Moreover, additional or different disclosures may lead to a reduction in user engagement, which could have an adverse effect on our business, results of operations, and financial condition.

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

As a multinational organization, operating in multiple jurisdictions, including Brazil, China, European Union, India, Israel, Japan, South Korea, Taiwan, Thailand, Turkey, the United Kingdom and the United States, among others, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which may be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and results of operations. In addition, as internet commerce and globalization continue to evolve, increasing regulation by government authorities becomes more likely. Our business could be negatively impacted by the application of existing laws and regulations or the enactment of new laws applicable to digital advertising. The cost to comply with such laws or regulations could be significant, and we may be unable to pass along those costs to our clients in the form of increased fees, which may negatively affect our business and results of operation. We are subject to regular review and audit by Israeli, U.S. and other foreign tax authorities. Although we believe our tax estimates are reasonable, the authorities in these jurisdictions could review our tax returns and impose additional taxes, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could materially affect our income tax provision, net income, or cash flows in the period or periods for which such determination and settlement is made.

Our operations may expose us to greater than anticipated tax liabilities, which could harm our financial condition and results of operations, and increase the costs our clients would have to pay for our products.

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

Further, the taxation by multiple jurisdictions of digital businesses could subject us to exposure to withholding, sales, value added taxes (VAT), levies, and/or other taxes, including transaction taxes on our past and future transactions in such jurisdictions where we currently or in the future may be required to report taxable transactions. We are currently subject to and in the future may become subject to additional compliance requirements for certain of these taxes. A successful assertion by one or more U.S. states or foreign countries or change of law requiring us to pay or collect taxes where we presently do not do so, or to pay or collect more taxes in a jurisdiction in which we currently do pay or collect some taxes, could result in substantial liabilities, including taxes on past sales, as well as interest and penalties. Any such assertion could also create significant administrative burdens for us, discourage potential customers from subscribing to our platform due to the incremental cost of any such sales or other related taxes, or otherwise harm our business. Changes in our exposure to withholding, sales, VAT, levies and/or other taxes could have an adverse impact on our financial condition in the future.

In addition, in October 2021, the OECD released an outline that describes the conceptual agreement between 136 countries on fundamental reforms to international tax rules. The outline provides for two primary “Pillars.” Pillar One is aimed to apply to the largest multinational corporations and replace DST, though the time of its introduction is still unknown. As the Pillar Two model, which provides for a global minimum corporate tax rate of 15%, has partially taken effect in some, but not all, countries for the taxable year beginning on January 1, 2024, with some additional provisions taking effect in 2025, there is still uncertainty as to how the Pillar Two model will be applied evenly during this transition period. While Pillar One is not expected to apply to us, Pillar Two could increase our effective tax rate and adversely affect our financial results.

Our effective tax rate may vary significantly depending on our stock price.

The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate, while in periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.

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

On November 15, 2021, the Encouragement of Capital Investments Law was amended in order, inter alia, to encourage companies to voluntarily elect for an immediate payment of corporate tax on previously tax-exempted earnings which were earned pursuant to Approved and Benefited Enterprises (the “Amendment”). The Amendment provides a reduced corporate tax payment on Exempt Earnings accumulated until December 31, 2020 that were not yet distributed as a dividend, all subject to certain qualifying terms and conditions. The Company implemented the Amendment and as a result, paid the reduced corporate income tax subject to the dividend distribution in an amount of approximately $4.3 million.

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

Although we do not believe that we were a “passive foreign investment company,” or a PFIC, for U.S. federal income tax purposes for 2023, if we are a PFIC in 2024 or in any future year, a U.S. investor in our Ordinary shares or Warrants may be subject to adverse U.S. federal income tax consequences.

Under the Internal Revenue Code of 1986, as amended, or the Code, we will be classified as a PFIC for any taxable year in which, either (i) at least 75% of our gross income in a taxable year, including our pro rata share of the gross income of any corporation in which we are considered to own at least 25% of the shares by value, is passive income or (ii) at least 50% of our assets in a taxable year (ordinarily determined based on fair market value and averaged quarterly over the year), including our pro rata share of the assets of any corporation in which we are considered to own at least 25% of the shares by value, are held for the production of, or produce, passive income. Passive income generally includes, among other things, dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets. The Company believes that it was not a PFIC for U.S. federal income tax purposes for its 2023 taxable year and it does not expect to become one in the foreseeable future. However, PFIC status is determined annually and depends on the composition of a company’s income and assets and the fair market value of its assets and no assurance can be given that we were not a PFIC in 2023, or as to whether we will be a PFIC in 2024 or for any future taxable years.

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

We receive representations from Advertisers that the content we place on their behalf does not infringe on any third-party rights. We also rely on representations from our digital properties that their content does not infringe on any third-party rights and that they maintain adequate privacy policies that allow us to place pixels on their properties and collect data from users that visit those websites to aid in delivering our solutions. However, we do not independently verify whether we are permitted to deliver advertising to our digital properties’ Internet users or that the content we deliver is legally permitted. If any of our Advertisers’ or digital properties’ representations are untrue and our Advertisers or digital properties do not abide by foreign, federal, state or local laws or regulations governing their content or privacy practices, we could become subject to legal claims against us, we could be exposed to potential liability (for which we may or may not be indemnified by our Advertisers or digital properties), and our reputation could be damaged. Even in those instances where our Advertisers and digital properties do indemnify us, it is possible these entities may not be willing or able to cover the claims and we will be responsible for the cost of litigation or required to pay substantial damages.

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

As we grow our business, we expect to continue to invest in technology services, hardware and software, including data centers, network services, storage and database technologies. Creating the appropriate support for our technology platform, including large-scale serving infrastructure and big data transmission, storage and computation infrastructure, is expensive and complex, and our execution can result in inefficiencies or operational failures and increased vulnerability to cybersecurity breaches, attacks and threats which, in turn, could diminish the quality of our services and our performance for our digital properties and our Advertisers. Cyberbreaches, attacks and threats could include denial-of-service attacks impacting service availability (including the ability to deliver ads) and reliability; the exploitation of software vulnerabilities in Internet facing applications; phishing attacks or social engineering attacks (such as tricking company employees into releasing control of their systems to a hacker); or the introduction of computer viruses, software bugs, ransomware or malware into our systems, including with a view to steal, access, modify, destroy or disclose personal, confidential, sensitive or proprietary data. To date, we have not identified cybersecurity incidents that resulted in a material adverse impact to our business or operations, but there can be no guarantee we will not experience such an impact in the future. Cybersecurity breaches, attacks and threats of increasing sophistication may be difficult to detect and could result in the theft of our intellectual property and our data or our digital properties’ or Advertisers’ data, including our or our digital properties’ or Advertisers’ personal data. In addition, we are vulnerable to unintentional errors as well as malicious actions by persons with authorized access to our systems that exceed the scope of their access rights, or unintentionally or intentionally alter parameters or otherwise interfere with the intended operations of our platform.

A cybersecurity breach or attack, or a technology glitch, with respect to our systems, may cause a catastrophic effect where a large number of digital properties will stop using our service in a short period of time. While we take measures to protect the security of the systems and information used in the operation of our business, and to implement certain privacy protections with respect to such information, such measures may not always be effective. The steps we take to increase the reliability, integrity and security of our systems as they scale may be expensive and may not prevent system failures, unintended vulnerabilities or other cybersecurity incidents, including those resulting from the increasing number of persons with access to our systems, complex interactions within our technology platform and the increasing number of connections with third party partners and vendors’ technology. Furthermore, because the methods of cyber-attack and deception change frequently, are increasingly complex and sophisticated, and can originate from a wide variety of sources, including traditional computer hackers, organized crime groups, nation-state actors and nation-state supported actors. Despite our reasonable efforts to ensure the integrity of our systems, we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all cybersecurity incidents. Additionally, due to the Russia-Ukraine conflict, there have been publicized threats to increase cyber-attack activity against the critical infrastructure of any nation or organization that retaliates against Russia for its invasion of Ukraine. Any such increase in such attacks on our third-party service providers or other systems could adversely affect our network systems or other operations. In addition to our own systems, we use third-party vendors to store, transmit and otherwise process certain of our personal, confidential, sensitive or proprietary data on our behalf. Due to applicable laws and regulations or contractual obligations, we may be held responsible for any cybersecurity incident attributed to our service providers as they relate to the information we share with them. Although we typically require contractual commitments from these service providers to implement and use reasonable security measures, we cannot control third parties and cannot guarantee a security breach will not occur in their systems.

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

We are required to provide management’s assessment on the effectiveness of our internal control over financial reporting. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and adversely affect our operating results.

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

Pursuant to Section 404(a) of the Sarbanes-Oxley Act, we are required to file a report with the SEC by our management on, among other things, the effectiveness of our internal control over financial reporting. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation and testing. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. In addition, pursuant to Section 404(b), we are required to include in the annual reports that we file with the SEC an attestation report on our internal control over financial reporting issued by our independent registered public accounting firm. It is possible in the future that our internal control over financial reporting will not be effective because it cannot detect or prevent material errors at a reasonable level of assurance. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and adversely affect our operating results.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. The risks associated with non-compliance may make it more difficult for us to attract and retain qualified directors and may increase costs of director and officer liability insurance.

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

As of December 31, 2023, we have 295,670,620 Ordinary shares outstanding. Sales by us or our shareholders of a substantial number of Ordinary shares, the issuance of Ordinary shares as consideration for acquisitions, or the perception that these sales might occur, could cause the market price of our Ordinary shares to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities.

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

Risks Relating to Our Incorporation and Location in Israel

Conditions in Israel, including the war in Israel, could have a material adverse effect on our business and operations.

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

As has been widely publicly reported, in October 2023 war was declared in Israel. Although we are a company formed under the laws of the State of Israel and have a significant presence there, we are a global company with operations in multiple countries. We maintain a business continuity plan and have taken the steps designed to maintain our operations in light of the war in Israel. As of the date of this Annual Report, our operations have not been materially adversely affected by the war.

 We cannot predict the duration or severity of the war in Israel or how it will evolve, including any possible escalation or expansion of the war or other hostilities with other countries or groups, any of which could exacerbate geopolitical tensions and have economic implications. In connection with the war in Israel, several hundred thousand Israeli military reservists were called to immediate service. Certain of our employees and consultants in Israel have been called, and additional ones may be called, for service. Although some military reservists have since been released, they may be called up for additional reserve duty, depending on developments in the war and those persons may be absent for an extended period of time. In addition, due to the war or other hostilities our facilities could be damaged and our operations could be otherwise disrupted, which can impact our ability to deliver products and services in a timely manner to meet our contractual obligations towards customers. Any of the foregoing and related risks and uncertainties could have a material adverse effect on our business and operations.

Further, the State of Israel and Israeli companies have been from time to time subjected to economic boycotts. Several countries, principally in the Middle East, still restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities in Israel or political instability in the region continues or increases. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or significant downturn in the economic or financial condition of Israel, could adversely affect our operations and product development, and could cause our sales to decrease.

 Prior to the outbreak of war in October 2023, the Israeli government pursued extensive changes to Israel’s judicial system. In response to the foregoing developments, many individuals, organizations and institutions, within and outside of Israel, have voiced concerns over the potential negative impacts of such changes and the controversy surrounding them on the business and financial environment in Israel. Such negative impacts may include, among others, a downgrade in Israel’s sovereign credit rating, increased interest rates, currency fluctuations, inflation, civil unrest and volatility in securities markets, which could adversely affect the conditions in which we operate in Israel and potentially deter foreign investors and organizations from investing or transacting business in Israel. If any of the foregoing risks were to materialize, it may have an adverse effect on our business, our results of operations and our ability to raise additional funds.

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

We currently have sales denominated in currencies other than the US dollar. In addition, we incur a portion of our operating expenses in Brazilian Reals, British pounds, Euro, Israeli shekels, Japanese Yen and Thai baht, among others. Any fluctuation in the exchange rates of these foreign currencies could negatively impact our business, financial condition and results of operations. In 2022, we instituted a foreign currency cash flow hedging program to address possible exposure arising from expected expenses to be paid in NIS. We hedged a portion of our anticipated NIS denominated payroll of Israeli employees for a period of one to twelve months with forward contracts and other derivative instruments. In the future we may pursue additional currency hedging, and may modify or terminate those arrangements from time to time. We intend to enter into these transactions only to hedge underlying risk reasonably related to our business and not for speculative purposes. There can be no assurance that any such activities will be effective or beneficial to us in whole or in part for several reasons including lack of experience, costs or illiquid markets. In addition, it is difficult to predict the effect hedging activities would have on our results of operations, and hedging activities can themselves result in losses.

In periods of economic uncertainty, businesses may delay or reduce their spending on advertising, we are exposed to the credit risk of some of our clients and customers as well as increased cost of operation in Israel, any of which could materially harm our business.

Inflation, which persisted throughout 2023, has adversely affected us by increasing the costs of equipment and labor needed to operate our business and could continue to adversely affect us in future periods. Unstable inflation conditions make it difficult for us and our clients to accurately forecast and plan future business activities, and could cause our clients to reduce or delay their advertising spending with us. Historically, economic downturns, including conditions such as inflation, recessions, or other changes in economic conditions have resulted in overall reductions in advertising spending, and businesses may curtail spending both on advertising in general and on solutions such as ours. We cannot predict the timing, strength or duration of any economic slowdown or recovery. Any macroeconomic deterioration in the future could impair our revenue and results of operations.

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

As of December 31, 2023, we have offices in Israel, the United States, the United Kingdom, Brazil, Turkey, Thailand, India, Japan, China, South Korea, Taiwan, Australia, Mexico, Germany, Spain, France, Italy, and Hungary. Expansion into new international markets requires additional management attention and resources in order to tailor our solutions to the unique aspects of each country. In addition, we face the following additional risks associated with our expansion into international locations:

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

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C:	CYBERSECURITY

Cybersecurity Risk Management

At Taboola, cybersecurity risk management is an integral part of our overall enterprise risk management program. We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our cybersecurity risk management program is based on ISO 27001 standards, which provide a framework and guidelines for implementing and managing an information security system, handling cybersecurity threats and incidents, including threats and incidents relevant to our business, and facilitates coordination across different departments of our Company. Since 2019, Taboola has held an ISO 27001 certification which is audited annually. This framework includes steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat including whether the cybersecurity threat is associated with a third-party service provider, implementing cybersecurity countermeasures and mitigation strategies and informing management and our board of directors, as appropriate, of material risks from cybersecurity threats and incidents. As part of this framework, we’ve incorporated third-party service provider cyber qualification processes and supply chain risk management. Our cybersecurity team regularly engages external cybersecurity consultants for risk assessment, security testing and system enhancements. In addition,  we provide employees annual cybersecurity training and also provide cybersecurity training for new hires.

Our board of directors has overall oversight responsibility for our risk management and is charged with oversight of our cybersecurity risk management program. The board of directors is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the Company is exposed and implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents.

Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Vice President, Information Technology & Cybersecurity, or VP Cybersecurity, who together with our cybersecurity team, monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our VP Cybersecurity and members of the cyber security team hold multiple industry recognized cyber security certifications and together have decades of experience, including industry, military and government cyber experience. The Company’s VP Cybersecurity updates the board of directors on the Company’s cybersecurity programs, material cybersecurity risks and mitigation strategies and provides cyber security reports at least annually that cover, among other topics, third-party assessments of the Company’s cybersecurity programs, developments in cybersecurity and updates to the Company’s cybersecurity programs and mitigation strategies.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced any undetected cybersecurity incidents. For more information about these risks, refer to Part 1, Item 1A, “Risk Factors” in this Annual Report.

ITEM 2:	PROPERTIES

Our corporate headquarters is in New York City and our core research and development team is in Tel Aviv. We maintain offices in major cities around the world to serve our geographically diverse client base. Additionally, we operate data centers in the United States, Israel, Hong Kong, Singapore and Netherlands and have twelve data centers which are operated under collocation agreements with nine third-party data center providers. Certain of our real property and other leases are further described in Notes 9, 12, 18 and 20 of Notes to Consolidated Financial Statements elsewhere in this Annual Report.

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

Based on a review of the information provided to us by our transfer agent, as of February 22, 2024, there were 329 registered holders of our Ordinary shares. The number of registered holders does not represent the actual number of beneficial owners of our Ordinary shares because the shares of Ordinary shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote and/or dispositive power with respect to their shares.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Ordinary shares repurchased pursuant to our Buyback Program for the three months ended December 31, 2023:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (2)
October 1 - October 31, 2023	2,951,932	$3.69	2,951,932	$6,102,530
November 1 - November 30, 2023	2,795,492	$3.81	2,795,492	$35,451,079
December 1 - December 31, 2023	2,820,132	$3.76	2,820,132	$24,853,884

(1)	Excludes broker and transaction fees.
(2)
On May 10, 2023, the Company announced a share buyback program for the repurchase of up to $40.0 million of our outstanding Ordinary shares, with no expiration date (the “Buyback Program”). On November 7, 2023, the Board authorized up to an additional $40.0 million of buybacks under the Buyback Program. Subsequent to December 31, 2023, in February 2024, our board of directors authorized up to $100.0 million for use under the  Buyback Program, including any remaining authority from the November 2023 board of directors authorization, subject to obtaining any required Israeli court approvals. The Buyback Program permits us to purchase our Ordinary shares from time to time in the open market, including through trading plans intended to comply with Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. The timing and amount of any share buybacks will be subject to market conditions and other factors determined by the Company. The Company may suspend, modify or discontinue the program at any time in its sole discretion without prior notice.

Shareholder Return Performance Presentation

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, or the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The graph below compares the cumulative total shareholder return on our Ordinary shares from June 30, 2021 (the date our Ordinary shares commenced trading on the NASDAQ) through December 31, 2023 with the cumulative total return on the NASDAQ Composite Index and S&P SmallCap 600 Communication Services Index. All values assume a $100 initial investment and data for the NASDAQ Composite Index and S&P SmallCap 600 Communication Services Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Ordinary shares.

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

2023 Accomplishments and Growth Initiatives

2023 was an investment year for Taboola’s growth. We successfully launched Maximize Conversions, our first offering in our AI-bidding technology suite that should significantly improve advertiser success and yield on our platform; successfully onboarded Yahoo’s global native supply onto the Taboola network; and launched technology that advances our eCommerce, Taboola News and Header Bidder offerings.

Additional Developments and Growth Initiatives

Notable new and renewed publisher wins in 2023 included Gannett, Time, Nexstar Media, Barstool Sports, G/O Media, Cambium Media, Futura, Disney, Unidad Editorial, BBC, One India, The Print, Bangkok Post, A360 Media, Postmedia, NDTV, and Cox Media.

Taboola News had a spectacular growth year in 2023, where revenue grew to over $100 million. In Q3, we also rolled out a new partnership with realme, the world’s fastest-growing smartphone brand. Under the partnership, realme is using Taboola News to power recommendations within all devices for audiences in Europe, and Southeast Asia. In 2023, we introduced new features to our Generative AI technology, called Taboola Generative AI Admaker, which allows advertisers to edit existing creative automatically, instead of just creating images from scratch. As of now, around 30% of ad creatives from self service advertisers are made with our Gen AI.

Key Factors and Trends Affecting our Performance

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and those referred to in Part I, Item 1A,“Risk Factors.”

Business and Macroeconomic Conditions

Global economic and geopolitical conditions have been increasingly volatile due to factors such as inflation, rising interest rates, supply chain disruptions and the wars in Israel and Ukraine. The economic uncertainty resulting from these factors negatively impacted advertising demand and our yields in 2022 in particular. Further, the impacts of inflation, which persisted throughout 2023, has increased the costs of equipment and labor needed to operate our business. These factors negatively impacted our business in 2022 and 2023, leading to a lower revenue and Adjusted EBITDA run rate entering 2024. These factors appear to have stabilized in 2023 and we do not currently project additional impact from them in 2024, though we continue to monitor macroeconomic conditions closely.

Maintaining and Growing Our Digital Property Partners

We engage with a diverse network of digital property partners, substantially all of which have contracts with us containing either an evergreen term or an exclusive partnership with us for multi-year terms at inception. These agreements typically require that our code be integrated on the digital property web page because of the nature of providing both editorial and paid recommendations. This means that in the vast majority of our business, we do not bid for ad placements, as traditionally happens in the advertising technology space, but rather see all users that visit the pages on which we appear. Due to our multi-year exclusive contracts and high retention rates, our supply is relatively consistent and predictable. We had approximately 12,000, 15,000 and 16,000 digital property partners in the fourth quarter of 2023, 2022 and 2021, respectively. In 2023, we saw a decrease in the number of long-tail digital property partners on our network, partially due to our own efforts to clean up our network and reduce low performing networks. Despite the decrease in the number of digital property partners on the network, our overall volume of page views went up over 10% from Q4 2021 to Q4 2023, demonstrating that the decrease in the number of digital property partners in our network was driven by smaller digital property partners and more than offset by the addition of larger digital property partners.

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

Growing Our Advertiser Client Base

We have a large network of Advertisers, across multiple verticals. We had approximately 17,000, 18,000 and 15,000 Advertiser clients working with us directly, or through advertising agencies, worldwide during the fourth quarters of 2023, 2022 and 2021, respectively. The decline from 2022 to 2023 was primarily driven by a channel partner that had a large number of small advertisers that they reduced in 2023. A large portion of our revenue comes from Advertisers with specific performance goals, such as obtaining subscribers for email newsletters or acquiring leads for product offerings. These performance Advertisers use our service when they obtain a sufficient return on ad spend to justify their ad spend. We grow the revenue from performance Advertisers in three ways. First, we improve the performance of our network by developing new product features, improving our algorithms and optimizing our supply. Second, we secure increased budgets from existing Advertisers by offering new ad formats and helping them achieve additional goals. Third, we grow our overall Advertiser base by bringing on new Advertisers that we have not worked with previously.

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

(dollars in thousands, except per share data)	Year ended December 31,
	2023	2022	2021
Revenues	$1,439,685	$1,401,150	$1,378,458
Gross profit	$425,558	$464,253	$441,071
Net loss	$(82,040)	$(11,975)	$(24,948)
EPS diluted (1)	$(0.24)	$(0.05)	$(0.26)
Ratio of net loss to gross profit	(19.3%)	(2.6%)	(5.7%)
Cash flow provided by operating activities	$84,373	$53,484	$63,521
Cash, cash equivalents, short-term deposits and investments	$181,833	$262,807	$319,319

Non-GAAP Financial Data (2)
ex-TAC Gross Profit	$535,819	$569,642	$518,863
Adjusted EBITDA	$98,677	$156,676	$179,464
Non-GAAP Net Income (3)	$32,580	$91,382	$113,586
Ratio of Adjusted EBITDA to ex-TAC Gross Profit	18.4%	27.5%	34.6%
Free Cash Flow	$52,240	$18,570	$24,451

(1)	The weighted-average shares used in the computation of the diluted EPS for the year ended December 31, 2023 includes 45,198,702 Non-voting Ordinary shares.
(2)	Refer to “Non-GAAP Financial Measures” below for an explanation and reconciliation to GAAP metrics.
(3)	Year ended December 31, 2021 has been adjusted to include the impact of foreign currency exchange rates to be consistent with current period presentation.

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

Limitations on the use of ex-TAC Gross Profit include the following:

•	Traffic acquisition cost is a significant component of our cost of revenues but is not the only component; and
•	ex-TAC Gross Profit is not comparable to our gross profit and by definition ex-TAC Gross Profit presented for any period will be higher than our gross profit for that period.

The following table provides a reconciliation of revenues and gross profit to ex-TAC Gross Profit:

	Year ended December 31,
	2023	2022	2021
	(dollars in thousands)
Revenues	$1,439,685	$1,401,150	$1,378,458
Traffic acquisition cost	903,866	831,508	859,595
Other cost of revenues	110,261	105,389	77,792
Gross profit	$425,558	$464,253	$441,071
Add back: Other cost of revenues	110,261	105,389	77,792
ex-TAC Gross Profit	$535,819	$569,642	$518,863

Adjusted EBITDA and Ratio of Adjusted EBITDA to ex-TAC Gross Profit

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

•
Although depreciation expense is a non-cash charge, the assets being depreciated may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•
Adjusted EBITDA excludes share-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;

•
Adjusted EBITDA does not reflect, to the extent applicable for a period presented: (1) changes in, or cash requirements for, our working capital needs; (2) interest expense, or the cash requirements necessary to service interest or if applicable principal payments on debt, which reduces cash available to us; or (3) tax payments that may represent a reduction in cash available to us; and

•
The expenses and other items that we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA when they report their operating results.

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Year ended December 31,
	2023	2022	2021
	(dollars in thousands)
Net loss	$(82,040)	$(11,975)	$(24,948)
Adjusted to exclude the following:
Finance (income) expenses, net	12,804	(9,213)	(11,293)
Income tax expenses	5,499	7,523	22,976
Depreciation and amortization	96,512	91,221	53,111
Share-based compensation expenses (1)	53,749	63,830	124,235
Restructuring expenses (2)	—	3,383	—
Holdback compensation expenses (3)	10,582	11,091	3,722
M&A and other costs (4)	1,571	816	11,661
Adjusted EBITDA	$98,677	$156,676	$179,464

(1)	For the year ended December 31, 2021, a substantial majority is share-based compensation expenses related to going public.
(2)	Costs associated with the Company’s cost restructuring program implemented in September 2022.
(3)	Represents share-based compensation due to holdback of Ordinary shares issuable under compensatory arrangements relating to Connexity acquisition.
(4)
For the year ended December 31, 2021, relates to the acquisition of ION Acquisition Corp. 1 Ltd., the acquisition of Connexity and going public, and for 2023, includes one-time costs related to the Commercial agreement.

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

The following table provides a reconciliation of ratio of net income (loss) to gross profit and Ratio of Adjusted EBITDA to ex-TAC Gross Profit:

	Year ended December 31,
	2023	2022	2021
	(dollars in thousands)
Gross profit	$425,558	$464,253	$441,071
Net loss	$(82,040)	$(11,975)	$(24,948)
Ratio of net loss to gross profit	(19.3%)	(2.6%)	(5.7%)
ex-TAC Gross Profit	$535,819	$569,642	$518,863
Adjusted EBITDA	$98,677	$156,676	$179,464
Ratio of Adjusted EBITDA margin to ex-TAC Gross Profit	18.4%	27.5%	34.6%

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

•
Non-GAAP Net Income (Loss) excludes share-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;

•	Non-GAAP Net Income (Loss) will generally be more favorable than our net income (loss) for the same period due to the nature of the items being excluded from its calculation; and

•	Non-GAAP Net Income (Loss) is a performance measure and should not be used as a measure of liquidity.

The following table provides a reconciliation of net income (loss) to Non-GAAP Net Income (Loss) for the periods shown*:

	Year ended December 31,
	2023	2022	2021
	(dollars in thousands)
Net loss	$(82,040)	$(11,975)	$(24,948)
Amortization of acquired intangibles	63,888	63,557	23,007
Share-based compensation expenses (1)	53,749	63,830	124,235
Restructuring expenses (2)	—	3,383	—
Holdback compensation expenses (3)	10,582	11,091	3,722
M&A and other costs (4)	1,571	816	11,661
Revaluation of Warrants	(627)	(24,471)	(22,656)
Foreign currency exchange rate losses (gains) (5)	(946)	(1,377)	4,625
Income tax effects (6)	(13,597)	(13,472)	(6,060)
Non-GAAP Net Income	$32,580	$91,382	$113,586

(1)	For the year ended December 31, 2021, a substantial majority is share-based compensation expenses related to going public.
(2)	Costs associated with the Company’s cost restructuring program implemented in September 2022.
(3)	Represents share-based compensation due to holdback of Ordinary shares issuable under compensatory arrangements relating to Connexity acquisition.
(4)
For the year ended December 31, 2021, relates to the acquisition of ION Acquisition Corp. 1 Ltd., the acquisition of Connexity and going public, and for 2023, includes one-time costs related to the Commercial agreement.

(5)
Represents foreign currency exchange rate gains or losses related to the remeasurement of monetary assets and liabilities to the Company’s functional currency using exchange rates in effect at the end of the reporting period.

(6)
For the year ended December 31, 2021, includes non recurring GAAP tax expense of $4.4 million related to voluntary utilization of an Israeli tax program which provided an incentive for Israeli companies to release certain previously tax-exempted earnings at a reduced tax rate. See Note 17 of Notes to the Consolidated Financial Statements in this Annual Report.

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

Limitations on the use of Free Cash Flow include the following:

•
it should not be inferred that the entire Free Cash Flow amount is available for discretionary expenditures. For example, cash is still required to satisfy other working capital needs, including short-term investment policy, restricted cash, repayment of loan.

•
Free Cash Flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities; and

•	This metric does not reflect our future contractual commitments.

The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Year ended December 31,
	2023	2022	2021
	(dollars in thousands)
Net cash provided by operating activities	$84,373	$53,484	$63,521
Purchase of property and equipment, including capitalized internal-use software	(32,133)	(34,914)	(39,070)
Free Cash Flow	$52,240	$18,570	$24,451

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

Traffic acquisition cost

Traffic acquisition cost, or TAC, consists primarily of cost related to digital property compensation for placing our platform on their digital property and cost for advertising impressions purchased from real-time advertising exchanges and other third parties. Traffic acquisition cost also includes up-front payments, incentive payments, or bonuses paid to the digital property partners, which are amortized over the shorter of respective contractual terms and the economic benefit period of the digital property arrangement. For the majority of our digital properties partners, we have two primary compensation models for digital properties. The most common model is a revenue share model. In this model, we agree to pay a percentage of our revenue generated from advertisements placed on the digital properties. The second model includes guarantees. Under this model, we pay the greater of a percentage of the revenue generated or a committed guaranteed amount per thousand page views (“Minimum guarantee model”). Actual compensation is settled on a monthly basis. Expenses under both the revenue share model as well as the Minimum guarantee model are recorded as incurred, based on actual revenues generated by us at the respective month.

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

Income tax benefit (expenses)

The statutory corporate tax rate in Israel was 23% for 2023, 2022 and 2021, although we are entitled to certain tax benefits under Israeli law. See Note 17 of Notes to the Consolidated Financial Statements in this Annual Report.

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

As of December 31, 2023, we have an accumulated tax loss carry-forward of approximately $64.1 million in Israel and $1.5 million federal tax in the U.S. Those tax losses can be offset indefinitely. Non-Israeli subsidiaries are taxed according to the tax laws in their respective jurisdictions.

The following section discusses our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report of Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 13, 2023.

The following table provides consolidated statements of loss data for the periods indicated:

(dollars in thousands)	Year ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
Revenues	$1,439,685	$1,401,150	$38,535	2.8%
Cost of revenues:
Traffic acquisition cost	903,866	831,508	72,358	8.7%
Other cost of revenues	110,261	105,389	4,872	4.6%
Total cost of revenues	1,014,127	936,897	77,230	8.2%
Gross profit	425,558	464,253	(38,695)	(8.3%)
Operating expenses:
Research and development	136,255	129,276	6,979	5.4%
Sales and marketing	246,342	246,803	(461)	(0.2%)
General and administrative	106,698	101,839	4,859	4.8%
Total operating expenses	489,295	477,918	11,377	2.4%
Operating loss	(63,737)	(13,665)	(50,072)	366.4%
Finance income (expenses), net	(12,804)	9,213	(22,017)	(239.0%)
Loss before income taxes expenses	(76,541)	(4,452)	(72,089)	1619.2%
Income tax expenses	(5,499)	(7,523)	2,024	(26.9%)
Net loss	$(82,040)	$(11,975)	$(70,065)	585.1%

Comparison of the Years Ended December 31, 2023 and 2022

Revenues increased by $38.5 million, or 2.8%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. New digital property partners contributed approximately $221.6 million of new Revenues on a 12-month run rate basis calculated based on their first full month on the network. Existing digital property partners, including the growth of new digital property partners (beyond the revenue contribution determined based on the run-rate revenue generated by the partners when they are first on-boarded) decreased by approximately $183.0 million. This decrease was primarily driven by a decline in advertiser rates during 2022, partially mitigated by growth in our Taboola News and eCommerce businesses.

Cost of revenues increased by $77.2 million, or 8.2%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Most of the increase in Cost of revenues was driven by Traffic acquisition cost, which increased by $72.4 million, or 8.7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022.  The cost of guarantees (total payments due under guarantee arrangements in excess of amounts the Company would otherwise be required to pay under revenue sharing arrangements) as a percentage of traffic acquisition costs were approximately 19% and 10% for the years ended December 31, 2023 and December 31, 2022, respectively.

Gross profit decreased by $38.7 million, or 8.3%, for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Ex-TAC Gross Profit, a non-GAAP measure, decreased by $33.8 million, or 5.9%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to a decrease in ex-TAC Gross Profit from existing digital property partners principally caused by yield compression that occurred in 2022. This was partially offset by ex-TAC Gross Profit from new digital property partners on a 12-month run rate basis.

Other cost of revenues increased by $4.9 million, or 4.6%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily attributed to $5.7 million in depreciation and amortization expenses, an increase of $1.3 million in related to other data and information system costs, offset by $1.9 million in employee related cost.

Research and development expenses increased by $7.0 million, or 5.4%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily attributable to an increase of $4.9 million in employee and subcontractors related costs and an increase of  $2.2 million in servers and software related cost.

Sales and marketing expenses decreased by $0.5 million, or 0.2%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease is mainly attributed to a decrease of $6.2 million in share-based compensation expenses, decrease of $2.5 million in sales and marketing events costs and a decrease of $1.5 million in professional fees, partially offset by an increase of $8.6 million in employee and subcontractors related costs and an increase of $2.1 million in travel and rent expenses.

General and administrative expenses increased by $4.9 million, or 4.8%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily attributed to an increase of $4.9 million in employee and subcontractor related costs, an increase of $2.3 million in credit losses, offset by $3.0 million in legal consultants expenses related to regulatory matters and insurance expenses.

Finance income (expenses), net decreased by $22.0 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, mainly attributable to $23.8 million Warrants liability devaluation, recorded in the year ended December 31, 2022, partially offset  by a decrease of $2.3 million in interest expenses.

Income (loss) before income taxes decreased by $72.1 million, for the year ended December 31, 2023 compared to the year ended December 31, 2022, as a result of the factors described above.

Tax expense decreased by $2.0 million, or 26.9%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily attributed to the  decrease on our current income tax expenses.

Liquidity and Capital Resources

Our primary cash needs are for working capital, personnel costs, contractual obligations, including payments to digital property partners, office leases and software and information technology costs, capital expenditures for servers and capitalized software development, payment of interest and required principal payments on our long-term loan and other commitments. We fund these cash needs primarily from cash generated from operations, as well as from cash and cash equivalents on our balance sheet when required. We generated cash from operations for the years ended December 31, 2023, 2022, and 2021 of $84.4 million, $53.5 million, and $63.5 million, respectively.

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

As of December 31, 2023 and 2022, we had $181.8 million and $262.8 million of cash, cash equivalents and short-term investments, respectively, and $5.7 million and $4.8 million in short and long-term restricted deposits, respectively, used, mainly, as security for our lease commitments. Cash and cash equivalents consist of cash in banks and highly liquid marketable securities investments and money market account and funds, with an original maturity of three months or less at the date of purchase and are readily convertible to known amounts of cash. Short-term investments generally consist of U.S. government treasuries, commercial paper, corporate debt securities, and U.S. agency bonds.

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

On August 9, 2022 we entered into an incremental revolving credit facility amendment to our existing senior secured credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides for borrowings in an aggregate principal amount of up to $90 million (the “Revolving Facility”). The proceeds of the Revolving Facility can be used to finance working capital needs and general corporate purposes. Borrowings under the Revolving Facility are subject to customary borrowing conditions and will bear interest at a variable annual rate based on Term SOFR or Base Rate plus a fixed margin. The Amended Credit Agreement also contains customary representations, covenants and events of default as well as a financial covenant, which places a limit on our allowable net leverage ratio. As of December 31, 2023, we had no outstanding borrowings under the Revolving Facility.

In the years ended December 31, 2023 and 2022 we voluntarily prepaid the principal amount of debt outstanding under our long-term loan of $79.3 million and $61.3 million, respectively. We will consider the repurchase and retirement of additional debt based on, among other factors, our working capital and capital expenditures needs, liquidity position and possible alternative uses of cash.

As of December 31, 2023, the remaining future principal payments related to our long-term loan, following the prepayment, were $152.7 million.

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

The Buyback Program commenced in June 2023 and during the year ended December 31, 2023, we repurchased 15.2 million Ordinary shares at an average price of $3.62 per share (excluding broker and transaction fees of $0.4 million). As of December 31, 2023 the Company had remaining authorization to repurchase shares up to an aggregate amount of $24.9 million, which has been mostly utilized subsequent to the balance sheet date.

Subsequent to December 31, 2023, in February 2024, our board of directors authorized up to $100.0 million for use under the Buyback Program, including any remaining authority from the November 2023 board of directors authorization, subject to obtaining any required Israeli court approvals.

 See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 15 of Notes to the Consolidated Financial Statements in this Annual report.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the risks and uncertainties set forth under Part I, Item 1A, “Risk Factors.”

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2023	2022	2021
	(dollars in thousands)
Cash Flow Data:
Net cash provided by operating activities	$84,373	$53,484	$63,521
Net cash provided by (used in) investing activities	59,640	(139,561)	(620,460)
Net cash provided by (used in) financing activities	(134,614)	(62,873)	631,127
Exchange rate differences on balances of cash and cash equivalents	816	(4,476)	2,320
Increase (decrease) in cash and cash equivalents	$10,215	$(153,426)	$76,508

Operating Activities

During the year ended December 31, 2023, Net cash provided by operating activities of $84.4 million was related to our net loss of $82.0 million adjusted by positive adjustments of non-cash charges of $161.7 million and net cash inflows of $4.7 million provided by changes in working capital.

The $161.7 million of non-cash charges primarily consisted of depreciation and amortization of $96.5 million and share-based compensation expense related to vested equity awards of $64.3 million.

The $4.7 million increase in cash resulting from changes in working capital primarily consisted of a $36.6 million increase in trade payables, $25.2 million increase in accrued expenses and other current liabilities and other long-term liabilities and $5.9 million decrease in prepaid expenses and other current assets and long-term prepaid expenses, partially offset by a $49.6 million increase in trade receivables, net and $15.5 million decrease in deferred taxes, net.

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

Investing Activities

During the year ended December 31, 2023, Net cash provided by investing activities was $59.6 million, primarily consisting of $114.5 million proceeds from maturities of short-term investments, partially offset by $32.1 million purchase of property and equipment, including capitalized internal-use software and $22.0 million purchase of short-term investments.

During the year ended December 31, 2022, Net cash used for investing activities was $139.6 million, primarily consisting of $126.4 million purchase of short-term investments, $34.9 million purchase of property and equipment, including capitalized internal-use software and $8.0 million cash paid in connection with acquisitions, net of cash acquired, partially offset by $29.6 million proceeds from maturities of short-term investments.

Financing Activities

During the year ended December 31, 2023, Net cash used in financing activities was $134.6 million, primarily consisting of $82.3 million repayment of our long-term loan and $55.5 million repurchase of Ordinary shares, partially offset by $7.0 million received from exercised options and vested RSUs.

During the year ended December 31, 2022, Net cash used in financing activities was $62.9 million, primarily consisting of $64.3 million repayment of our long-term loan and $5.8 million payments of tax withholdings for share-based compensation expenses partially offset by $8.4 million received from exercised options and vested RSUs.

Contractual Obligations

The following table discloses aggregate information about material contractual obligations and the periods in which they are due as of December 31, 2023. Future events could cause actual payments to differ from these estimates.

	Contractual Obligations by Period
	2024	2025	2026	2027	2028	Thereafter
	(dollars in thousands)
Debt Obligations	$3,000	$3,000	$3,000	$3,000	$140,735	—
Operating Leases (1)	22,828	17,926	14,454	10,164	5,613	8,264
Non-cancellable purchase obligations (2)	23,644	2,196	1,200	88	—	—
Total Contractual Obligations	$49,472	$23,122	$18,654	$13,252	$146,348	$8,264

(1)	Represents future minimum lease commitments under non-cancellable operating lease agreements.
(2)	Primarily represents non-cancellable amounts for contractual commitments in respect of software and information technology.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty. The table above does not reflect any reduction for prepaid obligations as of December 31, 2023. As of December 31, 2023, we have a provision related to unrecognized tax benefit liabilities totaling $8.2 million and other provisions related to severance pay and contribution plans, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

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

Recent Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies” in Note 2 of Notes to the Consolidated Financial Statements in this Annual Report for more information.

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

Please see Note 2 of Notes to the Consolidated Financial Statements included in this Annual Report for a summary of significant accounting policies and the effect on our financial statements.

Revenue Recognition

We recognize revenues when we transfer control of promised services directly to our customers, which we collectively refer to as our Advertisers, in an amount that reflects the consideration to which we expect to be entitled to in exchange for those services.

The determination of whether revenue should be reported gross of amounts billed to Advertisers (gross basis) or net of payments to digital properties partners (net basis) requires significant judgment and is based on management assessment of whether we are acting as the principal or an agent in the transaction. In this assessment, we consider if we obtain control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price. The assessment of whether we are considered the principal or the agent in a transaction could impact our revenue and cost of revenue recognized on the consolidated statements of income (loss).

Internal-Use Software Development Costs

Costs incurred to develop internal-use software are capitalized and amortized over the estimated useful life of the software, which is generally three years. In accordance with ASC 350-40, “Internal-Use Software”, capitalization of costs to develop internal-use software begins when preliminary development efforts are successfully completed, we have committed project funding and it is probable that the project will be completed, and the software will be used as intended. Costs related to the design or maintenance of internal-use software are expensed as incurred.

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

For additional information regarding share-based compensation and the assumptions used for determining the fair value of Share options awards, refer to Note 2 and Note 15 of Notes to the Consolidated Financial Statements in this Annual Report.

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

Goodwill

Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. We determine the estimated fair values of assets acquired and liabilities assumed after review and consideration of relevant information including discounted cash flows, quoted market prices, and estimates made by management.

Goodwill is not amortized, but is subject to impairment testing. We test goodwill for impairment as of December 31 of each year, or more frequently if events or changes in circumstances indicate that this asset may be impaired.

For the purposes of impairment testing, we have determined that we have one reporting unit. When performing the annual goodwill impairment testing, we either conduct a qualitative assessment to determine whether it is more likely than not that the asset is impaired, or we elect to bypass this qualitative assessment and perform a quantitative test for impairment. Under the qualitative assessment, we consider both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes, and make a determination of whether it is more likely than not that the fair value of goodwill is less than its carrying amount. If, after assessing the qualitative factors, we determine it is more likely than not the asset is impaired, we then perform a quantitative test in which the estimated fair value of the reporting unit is compared with its carrying amount, including goodwill. If a quantitative analysis is necessary, we compare the fair value of our reporting unit to our carrying value. We determine the estimated fair value based on a different approach including income approach (discounted cash flows) and market approach (EV to EBITDA). Market approach and income approach are common measures used to value businesses in our industry. If the estimated fair value exceeds carrying value, goodwill is considered not to be impaired and no additional steps are necessary. However, if the carrying amount exceeds estimated fair value, an impairment loss is recognized in an amount equal to the excess, limited to the amount of goodwill allocated to the reporting unit.

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

Impairment of long-lived assets

We assess the recoverability of our long-lived assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable, in accordance with ASC 360, “Property, Plant and Equipment”.

Recoverability of a long-lived asset is measured by comparing the carrying value of the asset group to the projected undiscounted cash flows over their remaining lives. If the carrying value exceeds the projected undiscounted cash flows, an impairment loss is recognized. Impairment equals the amount by which the carrying value exceeds estimated fair value. An impairment loss is charged to consolidated statements of income (loss) in the period in which management determines such impairment.

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

Foreign Currency Exchange Risk

A 10% increase or decrease of the NIS, Euro, British pound sterling, or the Japanese yen against the U.S. dollar would have impacted the consolidated statements of loss as follows:

	Operating income (loss) impact Year ended December 31,
	2023		2022		2021
	(dollars in thousands)
	+10%	-10%	+10%	-10%	+10%	-10%
NIS/USD	$1,054	$(1,054)	$(5,168)	$5,168	$(7,542)	$7,542
EUR/USD	$923	$(923)	$4,177	$(4,177)	$5,886	$(5,886)
GBP/USD	$(663)	$663	$(4,143)	$4,143	$(4,685)	$4,685
JPY/USD	$997	$(997)	$1,881	$(1,881)	$1,966	$(1,966)

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

As of December 31, 2023, we had $152.7 million of outstanding borrowings under our long-term loan with a variable interest rate. See Liquidity and Capital Resources for information regarding our incremental revolving credit facility amendment.

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

Credit Risk

Credit risk with respect to accounts receivable is generally not significant, as we routinely assess the creditworthiness of our partners and Advertisers. Historically, we generally have not experienced any material losses related to receivables from Advertisers during the years ended December 31, 2023, 2022 and 2021. We do not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in our accounts receivable. In addition, we try to reduce the credit exposures of our accounts receivable by credit limits and credit insurance for many of our customers. However, there can be no assurance that our efforts to identify potential credit risks will be successful.

Our cash, cash equivalents and restricted deposits are invested in major banks mostly in the United States, United Kingdom and Israel. In the United States and United Kingdom, our deposits are maintained with commercial banks, which are insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”) and Financial Services Compensation Scheme (“FSCS”), which is authorized by the Bank of England (acting in its capacity as the Prudential Regulation Authority), respectively. In Israel, commercial banks do not have government-sponsored deposit insurance. As of December 31, 2023, we maintained cash balances with U.S. and United Kingdom banks that significantly exceed FDIC and FSCS insurance limits and expect we will continue to do so. As of December 31, 2023, we have not experienced credit losses related to these balances. We regularly monitor bank financial strength and other factors in determining where to maintain cash deposits but may not be able to fully mitigate the risk of possible bank failures.

Our short-term investments, which were $5.7 million as of December 31, 2023, are investments in marketable securities with high credit ratings as required by our investment policy and are not insured or guaranteed.

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

We have provided a summary of our significant accounting policies, estimates and judgments in Note 2 of Notes to the Consolidated Financial Statements in this Annual Report. The following critical accounting discussion pertains to accounting policies management believes are most critical to the portrayal of our historical financial condition and results of operations and that require significant, difficult, subjective or complex judgments. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our financial condition, results of operations and cash flows to those of other companies.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABOOLA.COM LTD.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

- - - - - - - - - - - - - - - - -

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A, Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Taboola.com Ltd.

Opinion on the Financial Statements

 We have audited the accompanying consolidated balance sheets of Taboola.com Ltd. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of loss, comprehensive loss, convertible preferred shares and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

/s/ Kost Forer Gabbay & Kasierer

A Member of EY Global

We have served as the Company’s auditor since 2014.

Tel-Aviv, Israel

February 28, 2024

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A, Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Taboola.com Ltd.

Opinion on Internal Control Over Financial Reporting

          We have audited Taboola.com Ltd’s. internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Taboola.com Ltd. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

 We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of loss, comprehensive loss, convertible preferred shares and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024, expressed an unqualified opinion thereon.

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

/s/ Kost Forer Gabbay & Kasierer

A Member of EY Global

Tel-Aviv, Israel
February 28, 2024

TABOOLA.COM LTD.
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	December 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$176,108	$165,893
Short-term investments	5,725	96,914
Restricted deposits	1,407	750
Trade receivables (net of allowance for credit losses of $10,207 and $6,748 as of December 31, 2023 and 2022, respectively) (Note 19)	306,307	256,708
Prepaid expenses and other current assets	69,865	73,643
Total current assets	559,412	593,908
NON-CURRENT ASSETS
Long-term prepaid expenses	39,602	42,945
Commercial agreement asset	289,451	—
Restricted deposits	4,247	4,059
Deferred tax assets, net	—	3,821
Operating lease right of use assets	61,746	66,846
Property and equipment, net	72,155	73,019
Intangible assets, net	125,258	189,156
Goodwill	555,931	555,869
Total non-current assets	1,148,390	935,715
Total assets	$1,707,802	$1,529,623

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables (Note 19)	$282,012	$247,504
Short-term operating lease liabilities	20,264	14,753
Accrued expenses and other current liabilities	118,689	102,965
Current maturities of long-term loan	3,000	3,000
Total current liabilities	423,965	368,222
LONG-TERM LIABILITIES
Long-term loan, net of current maturities	142,164	223,049
Long-term operating lease liabilities	49,450	57,928
Warrants liability	6,129	6,756
Deferred tax liabilities, net	14,815	34,133
Other long-term liabilities	14,217	5,000
Total long-term liabilities	226,775	326,866
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY
Ordinary shares with no par value- Authorized: 700,000,000 as of December 31, 2023 and 2022; 295,670,620 and 254,133,863 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Non-voting Ordinary shares with no par value- Authorized: 46,000,000 as of December 31, 2023 and 2022; 45,198,702 and 0 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Treasury Ordinary shares, at cost - 15,240,471 and 0 shares as of December 31, 2023 and 2022, respectively	(55,513)	—
Additional paid-in capital	1,262,093	903,789
Accumulated other comprehensive income (loss)	942	(834)
Accumulated deficit	(150,460)	(68,420)
Total shareholders’ equity	1,057,062	834,535
Total liabilities and shareholders’ equity	$1,707,802	$1,529,623

The accompanying notes are an integral part of these consolidated financial statements.

TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF LOSS
U.S. dollars in thousands, except share and per share data

	Year ended December 31,
	2023	2022	2021

Revenues (Note 19)	$1,439,685	$1,401,150	$1,378,458
Cost of revenues:
Traffic acquisition cost (Note 19)	903,866	831,508	859,595
Other cost of revenues	110,261	105,389	77,792

Total cost of revenues	1,014,127	936,897	937,387

Gross profit	425,558	464,253	441,071

Operating expenses:
Research and development	136,255	129,276	117,933
Sales and marketing	246,342	246,803	206,089
General and administrative	106,698	101,839	130,314
Total operating expenses	489,295	477,918	454,336

Operating loss	(63,737)	(13,665)	(13,265)
Finance income (expenses), net	(12,804)	9,213	11,293

Loss before income taxes expenses	(76,541)	(4,452)	(1,972)
Income tax expenses	(5,499)	(7,523)	(22,976)
Net loss	$(82,040)	$(11,975)	$(24,948)

Less: Undistributed earnings allocated to participating securities	—	—	(11,944)
Net loss attributable to Ordinary and Non-voting Ordinary shares	$(82,040)	$(11,975)	$(36,892)
Net loss per share attributable to Ordinary and Non-voting Ordinary shareholders, basic and diluted	$(0.24)	$(0.05)	$(0.26)

The accompanying notes are an integral part of these consolidated financial statements.

TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
U.S. dollars in thousands

	Year ended December 31,
	2023	2022	2021

Net loss	$(82,040)	$(11,975)	$(24,948)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale marketable securities, net	515	(521)	—
Unrealized gains (losses) on derivative instruments, net	1,261	(313)	—
Other comprehensive income (loss)	1,776	(834)	—
Comprehensive loss	$(80,264)	$(12,809)	$(24,948)

The accompanying notes are an integral part of these consolidated financial statements.

TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY
U.S. dollars in thousands, except share and per share data

	Convertible Preferred shares		Non-voting Ordinary shares		Ordinary shares		Treasury Ordinary	Additional paid-in	Accumulated other comprehensive	Accumulated	Total Shareholders’
	Number	Amount	Number	Amount	Number	Amount	shares	capital	income (loss)	deficit	equity

Balance as of January 1, 2021	121,472,152	$170,206	—	$—	41,357,049	$—	$—	$78,137	$—	$(31,497)	$46,640

Issuance of Ordinary shares as part of the Merger and PIPE transaction	—	—	—	—	43,971,516	—	—	285,378	—	—	285,378
Conversion of Preferred shares to Ordinary shares	(121,472,152)	(170,206)	—	—	121,472,152	—	—	170,206	—	—	170,206
Issuance of Ordinary shares related to business combination	—	—	—	—	17,328,049	—	—	157,689	—	—	157,689
Share-based compensation expenses	—	—	—	—	—	—	—	128,740	—	—	128,740
Exercise of options and vested RSUs	—	—	—	—	9,902,983	—	—	10,018	—	—	10,018
Payments of tax withholding for share-based compensation	—	—	—	—	—	—	—	(6,152)	—	—	(6,152)
Net loss	—	—	—	—	—	—	—	—	—	(24,948)	(24,948)
Balance as of December 31, 2021	—	$—	—	$—	234,031,749	$—	$—	$824,016	$—	$(56,445)	$767,571

Share-based compensation expenses	—	—	—	—	—	—	—	76,853	—	—	76,853
Exercise of options and vested RSUs	—	—	—	—	18,875,104	—	—	8,671	—	—	8,671
Connexity issuance of Holdback	—	—	—	—	1,227,010	—	—	—	—	—	—
Payments of tax withholding for share-based compensation	—	—	—	—	—	—	—	(5,751)	—	—	(5,751)
Other comprehensive loss	—	—	—	—	—	—	—	—	(834)	—	(834)
Net loss	—	—	—	—	—	—	—	—	—	(11,975)	(11,975)
Balance as of December 31, 2022	—	$—	—	$—	254,133,863	$—	$—	$903,789	$(834)	$(68,420)	$834,535

Share-based compensation expenses	—	—	—	—	—	—	—	66,584	—	—	66,584
Repurchase of Ordinary shares	—	—	—	—	(15,240,471)	—	(55,513)	—	—	—	(55,513)
Exercise of options and vested RSUs	—	—	—	—	16,088,737	—	—	7,461	—	—	7,461
Connexity issuance of Holdback	—	—	—	—	1,162,800	—	—	—	—	—	—
Issuance of Ordinary shares and Non-voting Ordinary shares related to Commercial agreement	—	—	45,198,702	—	39,525,691	—	—	288,063	—	—	288,063
Payments of tax withholding for share-based compensation	—	—	—	—	—	—	—	(3,804)	—	—	(3,804)
Other comprehensive income	—	—	—	—	—	—	—	—	1,776	—	1,776
Net loss	—	—	—	—	—	—	—	—	—	(82,040)	(82,040)
Balance as of December 31, 2023	—	$—	45,198,702	$—	295,670,620	$—	$(55,513)	$1,262,093	$942	$(150,460)	$1,057,062

The accompanying notes are an integral part of these consolidated financial statements.

TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(82,040)	$(11,975)	$(24,948)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	96,512	91,221	53,111
Share-based compensation expenses	64,331	74,921	127,957
Net loss (gain) from financing expenses	(816)	4,476	(2,320)
Revaluation of the Warrants liability	(627)	(24,471)	(22,656)
Amortization of loan and credit facility issuance costs	1,619	2,009	402
Amortization of premium and accretion of discount on short-term investments, net	(914)	(679)	—
Loss from disposal of property and equipment	1,571	—	—
Change in operating assets and liabilities:
Increase in trade receivables, net	(49,599)	(11,242)	(40,113)
Decrease (increase) in prepaid expenses and other current assets and long-term prepaid expenses	5,934	(10,785)	(64,923)
Increase (decrease) in trade payables	36,563	(16,825)	23,862
Increase (decrease) in accrued expenses and other current liabilities and other long-term liabilities	25,202	(21,932)	16,182
Decrease in deferred taxes, net	(15,496)	(17,329)	(1,581)
Change in operating lease right of use assets	16,830	15,528	14,529
Change in operating lease liabilities	(14,697)	(19,433)	(15,981)
Net cash provided by operating activities	84,373	53,484	63,521

Cash flows from investing activities
Purchase of property and equipment, including capitalized internal-use software	(32,133)	(34,914)	(39,070)
Cash paid in connection with acquisitions, net of cash acquired	—	(7,981)	(583,457)
Proceeds from (investment in) restricted deposits	(730)	91	2,067
Proceeds from maturities of short-term investments	114,494	29,624	—
Purchase of short-term investments	(21,991)	(126,381)	—
Net cash provided by (used in) investing activities	59,640	(139,561)	(620,460)

Cash flows from financing activities
Exercise of options and vested RSUs	6,953	8,387	10,018
Issuance of Ordinary shares, net of offering costs	—	—	285,378
Payment of tax withholding for share-based compensation expenses	(3,804)	(5,751)	(6,152)
Repurchase of Ordinary shares	(55,513)	—	—
Proceeds from long-term loan, net of debt issuance costs	—	—	288,750
Repayment of long-term loan	(82,250)	(64,264)	(750)
Costs associated with entering into a revolving credit facility	—	(1,245)	—
Issuance of Warrants	—	—	53,883
Net cash provided by (used in) financing activities	(134,614)	(62,873)	631,127
Exchange rate differences on balances of cash and cash equivalents	816	(4,476)	2,320
Increase (decrease) in cash and cash equivalents	10,215	(153,426)	76,508
Cash and cash equivalents - at the beginning of the period	165,893	319,319	242,811
Cash and cash equivalents - at the end of the period	$176,108	$165,893	$319,319

The accompanying notes are an integral part of these consolidated financial statements.

TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2023	2022	2021

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$18,011	$28,798	$15,475
Interest	$18,488	$20,712	$1,125

Non-cash investing and financing activities:
Purchase of property and equipment, including capitalized internal-use software	$639	$1,657	$1,120
Share-based compensation included in capitalized internal-use software	$2,253	$1,932	$783
Creation of operating lease right-of-use assets	$11,730	$17,269	$4,520
Fair value of Ordinary shares issued as consideration of the acquisition	$—	$—	$157,689
Issuance of Ordinary shares and Non-voting Ordinary shares related to Commercial agreement	$288,063	$—	$—

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

As result of the Business Combination, the Company’s Ordinary shares, no par value per share (the “Ordinary shares”) and Public Warrants (as defined in our Annual Report on Form 20-F for the year ended December 31, 2021 filed with the SEC on March 24, 2022), and together with the Private Warrants (as defined therein, the “Warrants”) began trading on The Nasdaq Global Market LLC on June 30, 2021, among other things.

c.	In September 2021, the Company entered into a registration rights agreement under which the Company agreed, in accordance with the terms of the registration right agreement, to register the Company’s Ordinary shares issued to the Seller (as defined in Note 7) for resale under the Securities Act of 1933, as amended.

d.
In November 2022, the Company announced it entered into a 30-year exclusive commercial agreement (the “Commercial agreement”) with Yahoo Inc. and affiliated entities (“Yahoo”), under which Taboola will power native advertising across all of Yahoo’s digital properties, expanding the Company’s native advertising offering. In connection with this transaction, and following approval by the Company’s shareholders on December 30, 2022, the articles of association of the Company were amended and restated (the “Articles”) in their entirety to include a Non-voting Ordinary share class with an authorized share capital of 46,000,000. On January 17, 2023 (the “Transaction closing date”), the Company closed the transaction related agreements, including the issuance of 39,525,691 Ordinary shares and 45,198,702 Non-voting Ordinary shares to Yahoo. Based on the closing share price, on January 17, 2023, of $3.40 per share, the aggregate fair value of the issued shares amounted to $288,063. As part of the Ordinary shares and Non-voting Ordinary shares issuance, the Company incurred $1,388 of issuance expenses.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 1:-	GENERAL (Cont.)
The Company accounts for the consideration paid to Yahoo (the “Commercial agreement asset”) as an up-front payment for Traffic acquisition costs paid to the digital property partner, which is amortized over the shorter of respective contractual terms and the economic benefit period of the digital property arrangement.

The Company and Yahoo are still in the Commercial agreement transition period (as defined in the Commercial agreement), consequently the exclusivity period has not begun.  For the year ended December 31, 2023, the Company did not record amortization expenses of the Commercial agreement asset.

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

The Company’s management regularly evaluates its estimates, primarily those related to: (1) revenue recognition criteria, including the determination of revenue reporting as gross versus net in the Company’s revenue arrangements, (2) allowances for credit losses, (3) operating lease assets and liabilities, including the incremental borrowing rate and terms and provisions of each lease, (4) the useful lives of its Commercial agreement asset, property and equipment and capitalized software development costs, (5) income taxes, (6) assumptions used in the option pricing models to determine the fair value of share-based compensation (7) the fair value of financial assets and liabilities, including the fair value of marketable securities, Private Warrants and derivative instruments (8) the fair value of acquired intangible assets and goodwill annual impairment test, and (9) the recognition and disclosure of contingent liabilities.

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

As of December 31, 2023, the impacts to the Company’s business due to geopolitical developments, such as  the wars in Israel and Ukraine and other active or possible hostilities, and macroeconomic factors, such as rising interest rates, inflation and changes in foreign currency exchange rates, continue to evolve. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

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

Financial instruments consist of cash equivalents, restricted deposits, short-term investments, trade receivables, prepaid expenses and other current assets, trade payables, accrued expenses and other current liabilities, Warrants liability and derivative financial instruments. Short-term investments, Warrants liability and derivative financial instruments are stated at fair value on a recurring basis. Cash equivalents, restricted deposits, trade receivables, prepaid expenses and other current assets, trade payables, accrued expenses and other current liabilities, are stated at their carrying value, which approximates their fair value due to the short time to the expected receipt or payment date.

Derivative Financial Instruments

The Company enters into foreign currency forward and put and call option contracts with financial institutions to protect itself against the foreign exchange risks, mainly exposure to changes in the exchange rate of the New Israeli Shekel (“NIS”) against the U.S. dollar that are associated with forecasted future cash flows related to salary expenses, for up to twelve months, as part of the Company’s risk management strategy. The Company does not enter into derivative transactions for trading or speculative purposes.

In accordance with ASC 815, “Derivatives and Hedging”, the Company recognizes all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on their intended use and their designation.

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

The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience and current and future economic and market conditions.

The estimate of the amount that may not be collected is based on the geographic location, aging and customer financial condition. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company writes-off receivables when they are deemed uncollectible, having exhausted all collection efforts.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted deposits, short-term investments, trade receivables and other current assets, and derivative instruments.

The Company’s cash, cash equivalents and restricted deposits are invested in major banks mostly in  the United States, the United Kingdom and Israel. The Company maintains cash and cash equivalents with diverse financial institutions and monitors the amount of credit exposure to each financial institution. In the United States and United Kingdom, the Company deposits are maintained with commercial banks, which are insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”) and Financial Services Compensation Scheme (“FSCS”), which is authorized by the Bank of England (acting in its capacity as the Prudential Regulation Authority), respectively. In Israel, commercial banks do not have government-sponsored deposit insurance. As of December 31, 2023, we maintained cash balances with U.S. and United Kingdom banks that significantly exceed FDIC and FSCS insurance limits and expect we will continue to do so. As of December 31, 2023, the Company has not experienced credit losses related to these balances.

The Company’s short-term investments are investments in marketable securities with high credit ratings as required by the Company’s investment policy and are not insured or guaranteed.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company’s trade receivables are geographically diversified and derived mainly from sales in the United States, Israel, Germany and United Kingdom. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its accounts receivables and establishes an allowance for expected losses as necessary.

As of December 31, 2023 and 2022, no single customer represented 10% or more of accounts receivable. No single customer accounted for more than 10% of total revenue for the periods presented.

The Company’s derivatives expose it to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading the risk across a number of major financial institutions.

Deferred Offering Costs

Deferred offering costs consist primarily of accounting, legal, and other fees related to the Company’s Merger agreement. Following consummation of the Merger agreement and related transactions, the deferred offering costs were reclassified to shareholders’ equity and recorded against the proceeds from the transaction. The Company capitalized $2,096 of deferred offering costs within the long-term prepaid expenses in the consolidated balance sheets as of December 31, 2020. These costs were paid during the year ended December 31, 2021.

Leases

The Company accounts for its leases under ASU 2016-02, “Leases”. The Company determines if an arrangement is or contains a lease at inception. The Company has elected not to recognize short-term leases on the balance sheet, nor separate lease and non-lease components and currently does not have any finance leases.

The operating lease operating lease right of use assets, or ROU assets, and related lease liability are initially measured at the present value of the future lease payments discounted using the Company’s incremental borrowing rate, because the rate implicit in the Company’s leases is not readily determinable. The Company’s incremental borrowing rate is estimated to approximate the interest rate on similar terms and payments and in economic environments where the leased asset is located.

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

Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred.

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

The estimated useful lives of the Company’s intangible assets are as follows:

Years
Merchant / Network affiliate relationships	4.5
Publisher relationships	4
Tradenames	2 - 3
Technology	4 - 5
Customer relationships	5 - 9

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable, in accordance with ASC 360, “Property, Plant and Equipment”. Recoverability of a long-lived asset is measured by comparing the carrying value of the asset group to the projected undiscounted cash flows over their remaining lives. If the carrying value exceeds the projected undiscounted cash flows, an impairment loss is recognized. Impairment equals the amount by which the carrying value exceeds estimated fair value. An impairment loss is charged to consolidated statements of income (loss) in the period in which management determines such impairment.

There was no impairment of long-lived assets in the years ended December 31, 2023, 2022 and 2021.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Goodwill

Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to impairment testing at the reporting unit level conducted annually on December 31, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company identified a single reporting unit for the purpose of goodwill impairment testing.

There was no impairment of goodwill in the years ended December 31, 2023, 2022 and 2021.

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

Revenue Recognition

Under ASC 606, “Revenues from Contracts with Customers”, the Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for contracts that are within the scope of the standard, the Company performs the following five steps:

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

Traffic acquisition cost. Traffic acquisition cost, or TAC, consists primarily of cost related to digital property compensation for placing Taboola’s platform on their digital property and cost for advertising impressions purchased from real-time advertising exchanges and other third parties. Traffic acquisition cost also includes up-front payments, incentive payments, or bonuses paid to the digital property partners, which are amortized over the shorter of respective contractual terms and the economic benefit period of the digital property arrangement. Taboola has two primary compensation models for digital properties. The most common model is a revenue share model. In this model, Taboola agrees to pay a fixed percentage of the revenue that it generates from advertisements placed on the digital properties.

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

As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities in the consolidated balance sheets and measured at fair value at inception (on June 29, 2021, the date of the Business Combination) and at each reporting period in accordance with ASC 820, ‘‘Fair Value Measurement’’, with changes in fair value presented within finance income (expense), net in the consolidated statements of loss in the period of change.

The Company established the initial fair value for the Warrants as of June 29, 2021, the date of the Business Combination, using a quoted price for the Public Warrants and a Black-Scholes simulation model for the Private Warrants. The Private Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Black-Scholes model for the Private Warrants as of December 31, 2023 and 2022, were as follows:

Input	December 31,
	2023	2022
Risk-free interest rate	4.04% - 4.28%	4.08% - 4.18%
Expected term (years)	1.75 - 2.50	2.75 - 3.50
Expected volatility	61.1% - 63.9%	67.5% - 69.3%
Exercise price	$11.50	$11.50
Underlying stock price	$4.33	$3.08

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company’s use of a Black-Scholes model required the use of subjective assumptions:

●	The risk-free interest rate assumption was interpolated based on constant maturity U.S. Treasury rates over a term commensurate with the expected term of the Private Warrants.
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

The fair value of each option award is estimated using the following assumptions:

	Year ended December 31,
	2022	2021
Volatility	66.0% - 66.9%	51.5% - 65.6%
Risk-free interest rate	1.86% - 3.78%	0.61% - 1.36%
Dividend yield	0%	0%
Expected term (in years)	5.49 - 6.1	5 - 6.86

The Company did not grant options awards during the year ended December 31, 2023.

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

Income taxes

The Company is subject to income taxes in Israel, the U.S., and other foreign jurisdictions. These foreign jurisdictions may have different statutory rates than in Israel. Income taxes are accounted for in accordance with ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Net income (loss) Per Share Attributable to Ordinary and Non-voting Ordinary Shareholders

The Company calculates basic net income (loss) per share by dividing the net income (loss) by the weighted-average number of Ordinary shares and Non-voting Ordinary shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potentially dilutive securities outstanding for the period. Diluted net loss per share was the same as basic net loss per share in periods when the effects of potentially dilutive securities were anti-dilutive.

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

Reclassification

Certain amounts in the corresponding periods have been reclassified to conform with the current year’s presentation. Such reclassifications did not affect net loss, changes in the convertible preferred shares and shareholders’ equity or cash flows.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures”, which expands the disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid. This ASU is effective for the fiscal years beginning after December 15, 2024. Early adoption permitted. The Company does not expect the adoption of this guidance will have a significant impact on its consolidated financial statement and related disclosures and will adopt the guidance effective January 1, 2025.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands the annual and interim disclosure requirements for public company reportable segments, primarily through enhanced information about the significant expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 3:-	CASH AND CASH EQUIVALENTS

The following table presents for each reported period, the breakdown of cash and cash equivalents:

	December 31,
	2023	2022
Cash	$99,811	$142,127
Money market accounts and funds	72,510	22,583
Time deposits	3,787	1,183
Total Cash and cash equivalents	$176,108	$165,893

NOTE 4:-	FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. The Company did not have any transfers between fair value measurements levels in the years ended December 31, 2023, 2022 and 2021.

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of December 31, 2023 and 2022, by level within the fair value hierarchy:

		Fair value measurements as of
Description	Fair Value Hierarchy	December 31, 2023	December 31, 2022
Assets:
Cash equivalents:
Money market accounts and funds	Level 1	$72,510	$22,583
Short-term investments:
Corporate debt securities	Level 2	$3,651	$21,636
Commercial paper	Level 2	$2,074	$8,565
U.S. government treasuries	Level 2	$—	$46,222
U.S. agency bonds	Level 2	$—	$20,491
Derivative instruments asset:
Derivative instruments designated as cash flow hedging instruments	Level 2	$948	$—

Liabilities:
Warrants liability:
Public Warrants	Level 1	$(4,253)	$(2,856)
Private Warrants	Level 3	$(1,876)	$(3,900)
Derivative instruments liability:
Derivative instruments designated as cash flow hedging instruments	Level 2	$—	$(313)

The Company classifies its money market accounts and funds as Level 1 based on quoted market prices in active markets.

The Company classifies its short-term investments and derivative instruments within Level 2 as they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded.

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

The following table presents the changes in the fair value of Warrants liability:

Input	Private Warrants	Public Warrants	Total Warrants
Fair value as of December 31, 2022	$3,900	$2,856	$6,756
Change from private to public holdings	(2,025)	2,025	—
Change in fair value	1	(628)	(627)
Fair value as of December 31, 2023	$1,876	$4,253	$6,129

NOTE 5:-	SHORT-TERM INVESTMENTS

The following is a summary of available-for-sale marketable securities:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$3,654	$—	$(3)	$3,651
Commercial paper	2,077	—	(3)	2,074
Total	$5,731	$—	$(6)	$5,725

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government treasuries	$46,452	$—	$(230)	$46,222
Corporate debt securities	21,762	—	(126)	21,636
U.S. agency bonds	20,622	—	(131)	20,491
Commercial paper	8,599	—	(34)	8,565
Total	$97,435	$—	$(521)	$96,914

As of December 31, 2023 and 2022, the unrealized losses related to marketable securities (which were accumulated in a period of less than 12 months) were not due to credit losses, and therefore, the Company did not record an allowance for credit losses for its available-for-sale marketable securities.

As of December 31, 2023, all of the Company’s available-for-sale marketable securities were due within one year.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 6:-	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company records all cash flow hedging instruments on the consolidated balance sheets at fair value. The fair values of outstanding derivative instruments designated as cash flow hedging instruments were as follows:

	December 31,
	2023	2022
Prepaid expenses and other current assets	$948	$—
Accrued expenses and other current liabilities	$—	$313

As of December 31, 2023 and 2022, the notional amounts of the Company’s derivative instruments designated as cash flow hedging instruments outstanding in U.S. dollars amounted to $39,347 and $38,669, respectively.

The Company had no derivative instruments or hedging activities as of December 31, 2021.

Effect of Foreign Currency Contracts on the Consolidated Statements of loss

The effect of foreign currency contracts designated as cash flow hedge on the consolidated statements of loss, for the years ended December 31, 2023 and 2022, were as follows:

	Year ended December 31,
	2023	2022
Cost of revenues	$155	$450
Research and development	1,619	3,244
Sales and marketing	305	620
General and administrative	296	538
Total losses recognized in the consolidated statements of loss, net	$2,375	$4,852

Effect of Foreign Currency Contracts on Accumulated Other Comprehensive Income (Loss)

Net unrealized gains (losses) of foreign currency contracts designated as cash flow hedging instruments are recorded in accumulated other comprehensive income (loss).

The changes in unrealized gains (losses) on the Company’s derivative instruments recorded in accumulated other comprehensive income (loss) were as follows:

	Year ended December 31,
	2023	2022
Unrealized losses on derivative instruments, beginning of period	$(313)	$—
Changes in fair value of derivative instruments	(1,114)	(5,165)
Reclassification of losses recognized in the consolidated statements of loss from accumulated other comprehensive income (loss)	2,375	4,852
Unrealized gains (losses) on derivative instruments, end of period	$948	$(313)

All net deferred gains in accumulated other comprehensive income (loss) as of December 31, 2023, are expected to be recognized over the next twelve months as operating expenses in the same financial statement line item in the consolidated statements of loss to which the derivative relates.

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

The Company incurred acquisition-related transaction costs of $6,432 during the year ended December 31, 2021, which were included in general and administrative expenses in the consolidated statements of loss.

The Company also committed to issue 3,681,030 of the Company’s Ordinary shares to certain Connexity employees (the “Holdback agreement”), to be released to those employees over the period of three years after the acquisition date, subject to their continued service and expensed over the applicable service periods.

In the years ended December 31, 2023 and 2022, pursuant to the Holdback agreement, the Company issued 1,162,800 Ordinary shares and 1,227,010 Ordinary shares, respectively.

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

The following table presents components of the identified intangible assets acquired and their estimated useful lives as of date of acquisition:

		Useful life
	Fair value	(In years)
Merchant/Network affiliate relationships (1)	$146,547	4.5
Technology (1)	56,548	5.0
Publisher relationships (2)	42,933	4.0
Tradenames (2)	23,997	3.0
Total Intangible assets acquired	$270,025
___________________________________________
(1)	Fair value was determined by using the income approach.
(2)	Fair value was determined by using the cost approach.

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

Gravity R&D Zrt.

In July 2022, the Company completed the acquisition of Gravity R&D Zrt. (“Gravity R&D”) a privately-held company based in Budapest, Hungary, which provides personalization recommendation services, for a total consideration of $7,035, net of cash acquired. As part of a purchase price allocation, $1,780 was attributed to identified intangible assets and $5,925 to goodwill. Goodwill is not deductible for income tax purposes.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 7:-	BUSINESS COMBINATION (Cont.)

In 2022, total acquisition-related transaction costs of $742 were incurred in relation to the acquisition, which were recognized as an expense and included in general and administrative expenses in the consolidated statements of loss.

The results of Gravity R&D operations were consolidated in the Company’s consolidated financial statements commencing on the date of the acquisition and were immaterial to the Company’s results of operations for the year ended December 31, 2022. Pro forma information has not been provided, since the impact of Gravity R&D’s financial results were immaterial to the revenue and net loss of the Company.

NOTE 8:-	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31,
	2023	2022
Prepaid expenses	$48,878	$51,110
Government institutions	10,691	15,277
Derivative instruments	948	—
Other current asset	9,348	7,256
Total prepaid expenses and other current assets	$69,865	$73,643

NOTE 9:-	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	December 31,
	2023	2022
Computer and equipment and software	$192,555	$180,064
Internal-use software	62,864	48,433
Leasehold improvements	18,926	19,211
Office furniture and equipment	3,679	5,155
Property and equipment, gross	278,024	252,863
Less accumulated depreciation	(205,869)	(179,844)
Property and equipment, net	$72,155	$73,019

The Company capitalized internal-use software costs of $14,431 and $14,954 for the years ended December 31, 2023 and 2022, respectively. The Company’s capitalized internal-use software amortization is included in cost of revenues in the Company’s consolidated statements of loss and totaled to $12,446, $5,422 and $1,923 for the years ended December 31, 2023, 2022 and 2021, respectively.

Total depreciation expenses (including amortization of internal-use software) for the years ended December 31, 2023, 2022 and 2021, were $32,624, $27,664 and $30,104, respectively.

For the years ended December 31, 2023, 2022 and 2021, the Company wrote off fully depreciated property and equipment, which were no longer in use, with a cost basis of $6,599, $2,393 and $0, respectively.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 10:-	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table represents the changes in the carrying amounts of the Company’s total goodwill:

Carrying Amount
Balance as of December 31, 2021	$550,380
Purchase accounting adjustment (1)	(374)
Additions from acquisition (2)	5,863
Balance as of December 31, 2022	555,869
Purchase accounting adjustment (2)	62
Balance as of December 31, 2023	$555,931
__________________________________________
(1)	Related to the Connexity acquisition.
(2)	Related to the Gravity R&D acquisition.

Intangible Assets, Net

Definite-lived intangible assets, net consist of the following:

December 31, 2023	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (In years)
Merchant/Network affiliate relationships	$146,547	$(75,987)	$70,560	2.17
Technology	74,193	(43,535)	30,658	2.67
Publisher relationships	42,933	(25,044)	17,889	1.67
Tradenames	24,097	(18,739)	5,358	0.67
Customer relationship	13,146	(12,353)	793	2.76
Total	$300,916	$(175,658)	$125,258

December 31, 2022	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (In years)
Merchant/Network affiliate relationships	$146,547	$(43,421)	$103,126	3.17
Technology	74,193	(32,042)	42,151	3.66
Publisher relationships	42,933	(14,311)	28,622	2.67
Tradenames	24,097	(10,689)	13,408	1.67
Customer relationship	13,156	(11,307)	1,849	2.66
Total	$300,926	$(111,770)	$189,156

Amortization expenses for intangible assets were $63,888, $63,557 and $23,007 for the years ended December 31, 2023, 2022 and 2021, respectively.

The estimated future amortization expense of definite-lived intangible assets as of December 31, 2023, is as follows:

Year Ending December 31,
2024	$60,518
2025	51,407
2026	13,244
2027	89
Total	$125,258

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 11:-	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,
	2023	2022
Employees and related benefits	$42,976	$27,559
Accrued expenses	20,782	12,862
Government authorities	19,038	22,177
Advances from customers	15,008	23,797
Accrued vacation pay	12,659	11,761
Derivative instruments	—	313
Other	8,226	4,496
Total accrued expenses and other current liabilities	$118,689	$102,965

NOTE 12:-	LEASES

The main operating lease expenses include leases of office locations, data centers and vehicles. The lease terms of the Company’s operating leases generally range from 2 years to 11 years, with various expiration dates through 2033.

The following table presents supplemental information related to the operating leases:

	December 31,
	2023	2022
Weighted average remaining operating lease term in years	4.3	5.4
Weighted average discount rate of operating leases	5.45%	4.36%

The Company lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

The components of lease expense related to leases for the years ended December 31, 2023, 2022 and 2021, were as follows:

	Year ended December 31,
	2023	2022	2021
Components of lease expense:
Operating lease cost	$20,286	$18,218	$17,102
Short-term lease cost and variable lease cost	2,462	1,735	583
Sublease income	(167)	(447)	—

Maturities of lease liabilities as of December 31, 2023, were as follows:

Amount
Year Ending December 31,
2024	$22,828
2025	17,926
2026	14,454
2027	10,164
2028	5,613
Thereafter	8,264
Total undiscounted lease payments	$79,249
Less: imputed interest	(9,535)
Present value of lease liabilities	$69,714

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 13:-	FINANCING ARRANGEMENTS

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

The Credit Agreement also contains customary representations, covenants and events of default. Failure to meet the covenants beyond applicable grace periods could result in acceleration of outstanding borrowings and/or termination of the Facility. As of December 31, 2023, the Company was in compliance with the Facility covenants.

In the years ended December 31, 2023 and 2022 the Company voluntarily prepaid the principal amount of the outstanding debt under the Credit Agreement of $79,250 and $61,265, respectively.

As of December 31, 2023, the total future principal payments related to Facility loan are as follows:

Amount
Year Ending December 31,
2024	$3,000
2025	3,000
2026	3,000
2027	3,000
2028	140,735
Total	$152,735

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

The total interest expenses, including issuance costs amortization, recognized in connection with the long-term loan, were $19,885 and $18,675, for the years ended December 31, 2023 and 2022, respectively. The long-term loan interest and issuance costs amortization, included as interest expenses, are recognized through the remaining term of the Credit Agreement using the effective interest rate.

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

As of December 31, 2023, the Company was in compliance with the financial covenants and had no outstanding borrowings under the Revolving Credit Agreement.

As of December 31, 2023 and 2022, deferred financing costs associated with entering into the Revolving Credit Agreement in the total amount of $893 and $1,147, respectively, were included in short-term and long-term prepaid expenses in the Company’s consolidated balance sheet.

The deferred financing costs are amortized on a straight-line basis over the term of the Revolving Credit Agreement. For the years ended December 31, 2023 and 2022, deferred financing costs amortization amounted to $254 and $98, respectively.

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

The restructuring expenses recognized in the consolidated statements of loss for the year ended December 31, 2022, primarily consisting of one-time incremental employee termination benefits and other costs related to Company’s business prioritization, were as follows:

Year ended December 31, 2022
Cost of revenues	$99
Research and development	1,815
Sales and marketing	1,176
General and administrative	293
Total restructuring expenses recognized in the consolidated statements of loss	$3,383

As of December 31, 2022, $88 related to restructuring expenses were included in “Accrued expenses and other current liabilities” in the consolidated balance sheet, and were subsequently paid in 2023.

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

On December 30, 2022, in connection with the Yahoo transaction, the Company’s shareholders approved an amendment and restatement to the Articles to include a Non-voting Ordinary share class with an authorized share capital of 46,000,000. In January 2023 the Company issued 45,198,702 Non-voting Ordinary shares to Yahoo. The Non-voting Ordinary shares are not entitled to vote, except in limited circumstances as provided in the Articles. Other than the voting rights, the rights to receive notice of meetings of shareholders and limited circumstances as described in the Company’s Articles, the Non-voting Ordinary shares will have rights identical to the rights of Ordinary shares as described above (see Note 1d).

Share Incentive Plans

a.
During the years 2007, 2016, 2017 and 2020, the Company adopted several share incentive plans (together the “Legacy Plans”) to provide incentives to the Company’s employees, directors, consultants and/or contractors. In June 2021, immediately following the effective date of the registration statement on Form F-4, the Company adopted (i) the 2021 Share Incentive Plan (the “2021 Plan”, and together with the Legacy Plans, the “Plans”) and (ii) the Employee Stock Purchase Plan (the “ESPP”). Following the effectiveness of the 2021 Plan, the Company ceased making awards under the Legacy Plans, although previously granted awards under the Legacy Plans remain outstanding.

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

As of December 31, 2023, the maximum number of the Company’s Ordinary shares available for issuance under the 2021 Plan is equal to the sum of (i) 31,932,902 Ordinary shares, (ii) any shares subject to awards under the Legacy Plans which have expired, or were canceled, terminated, forfeited or settled in cash in lieu of issuance of shares or become unexercisable without having been exercised, and (iii) an annual increase on the first day of each year beginning in 2022 and on January 1 of each calendar year thereafter during the term of the 2021 Plan, equal to the lesser of (A) 5% of the outstanding shares on the last day of the immediately preceding calendar year and (B) such amount as determined by the Company’s board of directors if so determined prior to January 1 of a calendar year.

As of December 31, 2023, the maximum number of the Company’s Ordinary shares available for issuance under the ESPP shall not exceed in the aggregate 6,386,580 Ordinary shares. The ESPP share pool will be increased on the first day of each fiscal year during the term of the ESPP in an amount equal to the lesser of (i) 6,386,580 the Company’s ordinary shares, (ii) 2% of the total number of shares of the Ordinary shares outstanding (on a fully diluted basis) on the last day of the immediately preceding fiscal year, and (iii) such amount as determined by the Company’s board of directors if so determined prior to January 1 of a calendar year. As of December 31, 2023, the ESPP has not been activated and no Ordinary shares had been issued under the ESPP, therefore in the last two years the Company’s board of directors decided to disable the automatic enlargement feature included in the ESPP, as described above.

b.
On November 21, 2023, the Company received the approval of the Israeli court for its motion to extend, to May 16, 2024, its former motion to allow the Company to utilize the net issuance mechanism to satisfy tax withholding obligations related to equity-based compensation on behalf of its directors, officers and other employees and possible future share repurchases (the “Program”) of up to $50,000. The Company’s board of directors have the authority to determine the amount to be utilized for the Program.

For the years ended December 31, 2023, 2022 and 2021, the Company utilized the net issuance mechanism in connection with equity-based compensation for certain Office Holders, which resulted in a tax withholding payment by the Company of $3,804, $5,751 and $6,152, respectively, which were recorded as a reduction of additional paid-in capital.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 15:-	SHAREHOLDERS’ EQUITY AND SHARE INCENTIVE PLANS (Cont.)

c.	The following is a summary of share option activity and related information for the year ended December 31, 2023 (including employees, directors, officers and consultants of the Company):

	Outstanding Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	35,488,179	$3.08	6.72	$40,516
Exercised	(5,610,638)	1.30
Forfeited	(586,256)	5.91
Balance as of December 31, 2023	29,291,285	$3.35	5.27	$57,118
Exercisable as of December 31, 2023	24,738,145	$2.78	4.89	$53,284

During the year ended December 31, 2023, the Company did not grant options (see Note 2).

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period.

The weighted-average grant date fair value of options granted during the years ended December 31, 2022 and 2021, was $3.07 and $9.32, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021, was $11,866, $26,473 and $49,224, respectively.

As of December 31, 2023, unrecognized share-based compensation cost related to unvested share options was $13,614, which is expected to be recognized over a weighted-average period of 1.45 years.

d.	The following is a summary of the RSU activity and related information for the year ended December 31, 2023:

	Outstanding Restricted shares Unit	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	23,521,009	$6.60
Granted	13,384,846	3.54
Vested (1)	(10,478,099)	5.78
Forfeited	(2,948,448)	5.72
Balance as of December 31, 2023	23,479,308	$5.13
____________________________________________
(1) A portion of the shares that vested were netted out to satisfy the tax obligations of the recipients. During the year ended December 31, 2023, a total of 1,164,891 RSUs were canceled to satisfy tax obligations, resulting in net issuance of 1,164,873 Ordinary shares.

The total release date fair value of RSUs was $36,221, for the year ended December 31, 2023.

The weighted-average grant date fair value of RSUs granted during the years ended December 31 2023, 2022 and 2021, was $3.54, $5.47 and $9.53, respectively.

As of December 31, 2023, unrecognized share-based compensation cost related to unvested RSUs was $98,807, which is expected to be recognized over a weighted-average period of 2.5 years.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 15:-	SHAREHOLDERS’ EQUITY AND SHARE INCENTIVE PLANS (Cont.)

The total share-based compensation expense related to all of the Company’s share-based awards recognized for the years ended December 31, 2023, 2022 and 2021, were comprised as follows:

	Year ended December 31,
	2023	2022	2021
Cost of revenues	$3,924	$3,092	$1,891
Research and development	24,471	26,433	29,022
Sales and marketing	16,397	22,615	44,834
General and administrative	19,539	22,781	52,210
Total share-based compensation expense	$64,331	$74,921	$127,957

Restricted shares

In October 2020, the Company granted 10,314,654 Restricted Share Units and 5,157,327 options to acquire Ordinary shares of the Company at a zero-exercise price to certain executives. The restricted share units were subject to multiple vesting conditions: time-based vesting and an additional condition that a Triggering Event be consummated no later than December 31, 2021. The Triggering Event is defined as, among other things, the Company’s shares becoming publicly traded, or a sale of the Company, or a merger of the Company with another company.

If the Triggering Event is not consummated by such date, the RSUs are forfeited. The Triggering Event occurred on June 30, 2021, as a result of the Company’s shares becoming publicly traded on that date.

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

The Buyback Program does not obligate the Company to repurchase any specific number of shares and may be discontinued, modified or suspended at any time. The Buyback Program commenced in June 2023 and during the year ended December 31, 2023, the Company repurchased 15,240,471 Ordinary shares at an average price of $3.62 per share (excluding broker and transaction fees of $367). As of December 31, 2023, the Company had remaining authorization to repurchase up to an aggregate amount of $24,854, which has been mostly utilized subsequent to the balance sheet date.

Subsequent to December 31, 2023, in February 2024, the Company’s board of directors authorized up to $100,000 for use under the Buyback Program, including any remaining authority from the November 2023 board of directors authorization, subject to obtaining any required Israeli court approvals.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 16:-	EMPLOYEES CONTRIBUTION PLAN

a.
Pursuant to Israel’s Severance Pay Law, Israeli employees are entitled to severance pay equal to one month’s salary for each year of employment, or a portion thereof. The employees of the Israeli subsidiary elected to be included under section 14 of the Severance Pay Law, 1963 (“section 14”). According to this section, these employees are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments in accordance with section 14 release the Company from any future severance payments (under the above Israeli Severance Pay Law) in respect of those employees; therefore, related assets and liabilities are not presented in the balance sheet. For the years ended December 31, 2023, 2022 and 2021, the Company recorded $5,989, $6,638 and $5,709, respectively, in severance expenses related to these employees.

b.
The Company offers a 401(k) Savings plan in the U.S. that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Under the 401(k) Plan, participating employees can contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer matching contribution. The Company matches 50% of participating employee contributions to the plan up to 6% of the employee’s eligible compensation. For the years ended December 31, 2023, 2022 and 2021, the Company recorded $1,769, $1,766 and $1,169, respectively, of expenses related to the 401(k) plan.

NOTE 17:-	INCOME TAXES

Tax rates

Ordinary taxable income in Israel is subject to a corporate tax rate of 23%. However, the effective tax rate payable by a company that derives income from a Preferred Technological Enterprise (as discussed below) may be considerably lower. Non-Israeli subsidiaries are taxed according to the tax laws in their jurisdictions.

Tax benefits applicable to the Company

The Law for the Encouragement of Industry (Taxes), 1969:

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

In 2023, the Company received a Tax Ruling from the Israeli Tax Authority that its activity is an industrial activity and is eligible for the status of a PTE, provided that the Company meets the requirements under the tax ruling. As of December 31, 2023, management believes that the Company meets the aforementioned conditions.

U.S. Tax

On December 22, 2017, the Tax Cuts and Jobs Act (P.L. 115-97) (“TCJA”) was enacted, making significant changes to the U.S. tax law. Changes include, but are not limited to, a corporate income tax rate decrease from 35% to 21%, effective for tax years beginning January 1, 2018 and the transition of U.S. international taxation from a worldwide tax system to a modified territorial system, with a one-time mandatory transition tax on U.S. shareholder’s share of post-1986 earnings of all foreign corporations in which it owns at least 10% and created new taxes on certain foreign-sourced earnings and certain related-party payments - the Global Intangible Low Taxed Income (“GILTI”). Furthermore, changes introduced by the Tax Act to Section 174 of the Internal Revenue Code, that came into effect on January 1, 2022, require taxpayers to amortize research and development expenditures over five years (if expensed by a U.S. entity) or fifteen years (if expensed by non-U.S. entities), thereby increasing taxable income and payable tax.

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

The BEAT applies to “applicable taxpayers” making “base erosion payments” (deductible payments) to foreign related parties. “Applicable taxpayers” are U.S. corporations with average annual gross receipts for the 3-taxable-year period ending with the preceding taxable year are at least $500,000. Taboola Inc. is an “applicable taxpayer” for BEAT purposes in 2023.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 17:-	INCOME TAXES (Cont.)

Pillar two

In December 2021, the Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion Profit Shifting released Model Global Anti-Base Erosion rules (“Model Rules”) under Pillar Two. The Model Rules set forth the “common approach” for a global minimum tax rate at 15% for multinational enterprises with a turnover of more than Euros 750 million. Rules under Pillar Two were effective from January 1, 2024.

The Company is currently evaluating the impact of adopting Pillar Two rules on its consolidated financial statements. In certain jurisdictions, information required for the assessment is still being gathered and, therefore, the assessment is not complete. Based on the transitional CbCR safe harbor tests carried out so far, Taboola Group has identified potential impact to Pillar Two top-up taxes on profits earned in Australia, Korea and Thailand. The potential impact comes from the constituent entities in these jurisdictions where according to the transitional CbCR safe harbor tests, the simplified effective tax rate is below 15%. Quantitative information to indicate the impact to Pillar Two top-up taxes is currently not known or reasonably estimable. Taboola continues to progress on the assessment and expects to complete the assessment during the year 2024.

a.	The components of the loss before taxes were as follows:

	Year ended December 31,
	2023	2022	2021
Israel	$(65,764)	$(24,819)	$(42,414)
Foreign	(10,777)	20,367	40,442
Total	$(76,541)	$(4,452)	$(1,972)

b.	Taxes on income (tax benefit) are comprised as follows:

	Year ended December 31,
	2023	2022	2021
Current:
Israel	$1,363	$15	$4,685
Foreign	19,632	23,332	18,944
Total current income tax expense	20,995	23,347	23,629
Deferred:
Israel	—	1,388	973
Foreign	(15,496)	(17,212)	(1,626)
Total deferred income tax benefit	(15,496)	(15,824)	(653)
Total income taxes	$5,499	$7,523	$22,976

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 17:-	INCOME TAXES (Cont.)

A reconciliation of the Company’s theoretical income tax expense to actual income tax expense is as follows:

	Year ended December 31,
	2023	2022	2021
Loss before taxes on income, as reported in the consolidated statements of loss	$(76,541)	$(4,452)	$(1,972)
Statutory tax rate in Israel	23%	23%	23%
Preferred Technology Enterprise	(9%)	(61%)	(244%)
Permanent difference - nondeductible expenses	(9%)	86%	(557%)
Change in valuation allowance	(11%)	(109%)	(138%)
Income taxes at a rate other than the Israel statutory tax rate	(2%)	(164%)	(12%)
Release of tax-exempt profits under preferred enterprise tax regime	—	—	(221%)
Prior year taxes	2%	35%	36%
Uncertain tax positions	(6%)	(10%)	(36%)
Other	5%	31%	(16%)
Effective tax rate	(7%)	(169%)	(1,165%)

Deferred tax assets and liabilities:

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2023 and 2022, the deferred tax assets and liabilities presented in the balance sheet are comprised as follow:

	December 31,
	2023	2022
Deferred tax assets	$—	$3,821
Deferred tax liabilities	$(14,815)	$(34,133)

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 17:-	INCOME TAXES (Cont.)

As of December 31, 2023, and 2022 the Company’s deferred taxes were in respect of the following:

	December 31,
	2023	2022
Operating lease liabilities	$14,225	$14,751
Research and development	3,111	9,151
Share-based compensation expenses	10,408	8,095
Tax credit carry forward	9,657	4,356
Reserves and allowances	6,146	3,888
Carry forward tax losses	8,227	2,770
Issuance and transaction expenses	533	2,111
Intangible assets, net	1,643	1,963
Other	3,082	842
Deferred tax assets before valuation allowance	57,032	47,927
Valuation allowance	(24,781)	(16,376)
Deferred tax assets	32,251	31,551

Intangible assets, net	(31,208)	(46,095)
Operating lease right of use assets	(12,368)	(13,530)
Property and equipment, net	(2,031)	(2,023)
Capitalized research and development	(966)	—
Other	(493)	(215)
Deferred tax liabilities	(47,066)	(61,863)

Deferred tax liabilities, net	$(14,815)	$(30,312)

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset certain deferred tax assets on December 31, 2023 and 2022, due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

As of December 31, 2023, the Company has an accumulated tax loss carry-forward of approximately $64,062 in Israel, which does not have an expiration date, and $1,533 federal tax in the U.S. which can be offset in accordance with the limitation as desribed in Section 382 of the code due to U.S. subsidiary’s prior “change in ownership”. The annual limitation may result in the expiration of net operating losses before utilization.

As of December 31, 2023, $149,887 of undistributed earnings held by the Company’s foreign subsidiaries are designated as indefinitely reinvested. If these earnings were re-patriated to Israel, they would be subject to income taxes and to an adjustment for foreign tax credits and foreign withholding taxes in the amount of $13,006. The Company did not recognize deferred taxes liabilities on undistributed earnings of its foreign subsidiaries, as the Company intends to indefinitely reinvest those earnings.

A reconciliation of the beginning and ending balance of total unrecognized tax positions is as follows:

	Year ended December 31,
	2023	2022
Unrecognized tax position, beginning of year	$3,537	$3,084
Increase (decrease) related to prior years’ tax positions (1)	3,382	(387)
Increase related to current year tax positions	1,727	1,070
Decrease due to lapses of statutes of limitations	(430)	(230)
Unrecognized tax position, end of year	$8,216	$3,537
___________________________________________
(1)	The 2023 prior year’s tax positions includes $2,684 from prior year tax provision.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 17:-	INCOME TAXES (Cont.)

As of December 31, 2023, the total amount of gross uncertain tax benefits was $8,216, out of which an amount of $8,129, if recognized, would affect the Company’s effective tax rate. The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign authorities. The Company currently does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of settlements with tax authorities, the likelihood and timing of which is difficult to estimate.

As of December 31, 2023 and 2022, unrecognized tax benefit in the amount of $87 and $81, was presented net of deferred tax assets.

Tax assessments:

The Company has final tax assessments in Israel through 2018, in the UK through 2018, and in the US through 2019.

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

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase primarily software and IT related-based services. As of December 31, 2023, the Company had outstanding non-cancelable purchase obligations in the amount of $27,128.

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

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 19:-	RELATED PARTY TRANSACTIONS

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

The Company and its affiliates are parties to several agreements in the ordinary course of business with Yahoo and its affiliates. In connection with these agreements, for the year ended December 31, 2023, the Company recorded revenues from Yahoo in the amount of $40,902. In addition, the Company recorded traffic acquisition costs related to Yahoo for the year ended December 31, 2023, in the amount of $45,183, respectively. Traffic acquisition costs noted herein are unaffiliated with the Yahoo revenues recorded for this period.

As of December 31, 2023, in regards to Yahoo, the Company’s balances of trade receivables were $12,297, and its balances of trade payables were $38,657, associated with the revenues presented on a gross and net basis.

The Company and Yahoo, pursuant to the Omnibus Agreement entered into on November 28, 2022, each agreed to pay certain expenses in connection with the transaction and each party agreed to reimburse the other for some or all of these expenses. Under these arrangements, the Company recognized $3,650, of expenses, net for the year ended December 31, 2023.

NOTE 20:-	GEOGRAPHIC INFORMATION

The following table represents total revenue by geographic area based on the Advertisers’ billing address:

	Year ended December 31,
	2023	2022	2021
Israel	$144,048	$189,956	$173,535
United States	564,603	519,463	545,944
United Kingdom	78,080	72,697	69,927
Germany	132,041	123,485	148,036
Rest of the world	520,913	495,549	441,016
Total	$1,439,685	$1,401,150	$1,378,458

The following table represents the Company’s long-lived assets (1), net by geographic area:

	December 31,
	2023	2022
Israel	$73,951	$73,931
United States	44,921	46,277
United Kingdom	6,290	11,836
Rest of the world	8,739	7,821
Total	$133,901	$139,865
___________________________________________
(1) Long-lived assets are comprised of property and equipment, net and operating lease right-of-use assets

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 21:-	NET LOSS PER SHARE ATTRIBUTABLE TO ORDINARY AND NON-VOTING ORDINARY SHAREHOLDERS

	Year ended December 31,
	2023		2022		2021
	Ordinary shares	Non-voting Ordinary shares	Ordinary shares	Non-voting Ordinary shares	Ordinary shares	Non-voting Ordinary shares
Numerator:
Net loss attributable to Ordinary shareholders, basic and diluted	$(71,833)	$(10,207)	$(11,975)	$—	$(36,892)	$—

Denominator:
Weighted-average shares used in computing net loss per share attributable to Ordinary shareholders, basic and diluted	303,282,558	43,093,556	254,284,781	—	142,883,475	—

Net loss per share attributable to Ordinary and Non-voting Ordinary shareholders, basic and diluted	$(0.24)	$(0.24)	$(0.05)	$—	$(0.26)	$—

The potential number of Ordinary shares that were excluded from the computation of diluted net loss per share attributable to Ordinary shareholders for the periods presented because including them would have been anti-dilutive is as follows:

	Year ended December 31,
	2023	2022	2021
RSUs	25,554,224	18,063,802	12,927,049
Outstanding share options	27,397,556	30,284,408	43,149,797
Warrants	12,349,990	12,349,990	12,349,990
Issuable Ordinary shares related to business combination under holdback arrangement	1,647,292	2,380,736	—
Total	66,949,062	63,078,936	68,426,836

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Kost Forer Gabbay & Kasierer, A Member of Ernst & Young Global, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be disclosed by this item is incorporated herein by reference to the 2024 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

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

The information required to be disclosed by this item is incorporated herein by reference to the 2024 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required to be disclosed by this item is incorporated herein by reference to the 2024 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed by this item is incorporated herein by reference to the 2024 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed by this item is incorporated herein by reference to the 2024 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Form 10-K:

1. Consolidated Financial Statements:

2. All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

3. Exhibits

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed /Furnished Herewith
3.1	Articles of Association of Taboola.com Ltd. as Amended on December 30, 2022	8-K	001-40566	3.1	January 17, 2023
4.1	Description of Securities					*
4.2	Specimen Ordinary Share Certificate of Taboola.com Ltd.	F-4	333-255684	4.5	April 30, 2021
4.3	Specimen Warrant Certificate of Taboola.com Ltd.	F-4	333-255684	4.6	April 30, 2021
10.1††	Form of Director and Officer Indemnification Agreement	F-4	333-255684	10.10	April 30, 2021
10.2††	Compensation Policy for Officers and Directors	20-F	001-40566	4.5	March 24, 2022
10.3††	Compensation Policy for Non-Employee Directors					*
10.4††	Form of 2021 Taboola.com Ltd. Share Incentive Plan	F-4	333-255684	10.8	April 30, 2021
10.5††	Form of Taboola.com Ltd. Employee Stock Purchase Plan	F-4	333-255684	10.9	April 30, 2021
10.6†	Stock Purchase Agreement dated as of July 22, 2021, by and among Taboola Inc., Shop Management LLC, and for certain specified sections of the Purchase Agreement, Taboola.com Ltd.	F-1/A	333-257879	2.3	September 1, 2021
10.7	Amended and Restated Investors’ Rights Agreement, dated as of January 25, 2021, by and among Taboola.com Ltd. and certain shareholders of Taboola.com Ltd.	F-4	333-255684	4.10	April 30, 2021
10.8	Registration Rights Agreement between Taboola.com Ltd. and Shop Management, LLC dated as of September 1, 2021	6-K	001-40566	99.2	September 1, 2021
10.9	Credit Agreement, dated as of September 1, 2021, by and among Taboola.com Ltd., Taboola, Inc., as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	6-K	001-40566	99.3	September 1, 2021
10.10†	Incremental Facility Amendment No. 1, dated as of August 9, 2022, by and among Taboola.com Ltd., Taboola, Inc., as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	6-K	001-40566	99.1	August 22, 2022
10.11†	Amendment No. 2, dated as of June 12, 2023, to the Credit Agreement by and among Taboola.com Ltd., Taboola, Inc., as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-40566	10.2	August 9, 2023
10.12†	Omnibus Agreement, dated as of November 28, 2022, by and among Taboola.com Ltd., College Top Holdings, Inc., and Yahoo AdTech JV, LLC	8-K	001-40566	10.1	January 17, 2023
10.13†	Investor Rights Agreement, dated as of January 17, 2023 by and between Taboola.com Ltd. and College Top Holdings, Inc.	8-K	001-40566	10.2	January 17, 2023
10.14††	Employment Agreement, dated April 20, 2017, by and between Taboola, Inc. and Adam Singolda	10-K	001-40566	10.12	March 13, 2023
10.15††	Amendment to Compensation Package, dated June 1, 2023, by and between Taboola.com Ltd. and Adam Singolda	10-Q	001-40566	10.1	August 9, 2023
10.16#††	Employment Agreement, dated August 31, 2012, by and between Taboola.com Ltd. and Eldad Maniv	10-K	001-40566	10.14	March 13, 2023
10.17††	Amendment to Employment Agreement dated January 24, 2021 by and between Taboola.com Ltd. and Eldad Maniv	10-K	001-40566	10.15	March 13, 2023
10.18††	Amendment and Restated Employment Agreement, dated January 1, 2011, by and between Taboola.com Ltd. and Lior Golan	10-K	001-40566	10.16	March 13, 2023
10.19††	Amended and Restated Offer Letter, dated March 3, 2023 by and between Taboola, Inc. and Stephen Walker	10-K	001-40566	10.17	March 13, 2023
10.20††	Offer Letter, dated September 4, 2019, by and between Taboola, Inc. and Kristy Sundjaja	10-K	001-40566	10.18	March 13, 2023
10.21††	Form of Restricted Share Unit Grant Agreement under Taboola.com Ltd.’s 2021 Share Incentive Plan					*
21	Significant Subsidiaries of Taboola.com Ltd.					*
23	Consent of Kost Forer Gabbay & Kasierer,a member of Ernst & Young Global, independent registered accounting firm for the Registrant.					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32	Section 1350 Certifications					*
97	Policy for Recovery of Erroneously Awarded Compensation					*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

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

GLOSSARY

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

“Board” means the Taboola.com Ltd. Board of Directors.

“Business Combination” means the merger pursuant to the Merger Agreement, whereby Merger Sub merged with and into ION, with ION surviving the merger, and the other transactions contemplated by the Merger Agreement, which we consummated on June 29, 2021.

“Connexity” means, Shop Holding Corporation, a Delaware corporation

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 28, 2024, hereunto duly authorized.

By:	/s/ Stephen C. Walker
Name: Stephen C. Walker
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2024 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Adam Singolda	Chief Executive Officer and Director
/s/ Stephen C. Walker	Chief Financial Officer
/s/ Zvi Limon	Chairman of the Board
/s/ Deirdre Bigley	Director
/s/ Lynda Clarizio	Director
/s/ Monica Mijaleski	Director
/s/ Nechemia J. Peres	Director
/s/ Richard Scanlon	Director
/s/ Erez Shachar	Director
/s/ Gilad Shany	Director