Form 10-Q
period 2024-03-31
Taboola.com Ltd.
filed 2024-05-08
CIK 1840502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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
 ☐ Yes ☒ No

As of April 30, 2024 the Registrant had outstanding 290,733,986 Ordinary shares and 45,198,702 Non-voting Ordinary shares.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TABOOLA.COM LTD.

CONSOLIDATED INTERIM BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	March 31,	December 31,
	2024	2023
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$178,534	$176,108
Short-term investments	2,485	5,725
Restricted deposits	1,270	1,407
Trade receivables (net of allowance for credit losses of $9,412 and $10,207 as of March 31, 2024 and December 31, 2023, respectively) (1)	284,239	306,307
Prepaid expenses and other current assets	77,485	69,865
Total current assets	544,013	559,412
NON-CURRENT ASSETS
Long-term prepaid expenses	27,351	39,602
Commercial agreement asset	289,451	289,451
Restricted deposits	4,216	4,247
Operating lease right of use assets	57,305	61,746
Property and equipment, net	72,587	72,155
Intangible assets, net	109,323	125,258
Goodwill	555,931	555,931
Total non-current assets	1,116,164	1,148,390
Total assets	$1,660,177	$1,707,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables (2)	$279,373	$282,012
Short-term operating lease liabilities	19,141	20,264
Accrued expenses and other current liabilities	118,176	118,689
Current maturities of long-term loan	—	3,000
Total current liabilities	416,690	423,965
LONG-TERM LIABILITIES
Long-term loan, net of current maturities	145,455	142,164
Long-term operating lease liabilities	44,992	49,450
Warrants liability	6,168	6,129
Deferred tax liabilities, net	11,130	14,815
Other long-term liabilities	14,751	14,217
Total long-term liabilities	222,496	226,775
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY
Ordinary shares with no par value- Authorized: 700,000,000 as of March 31, 2024 and December 31, 2023; 293,413,305 and 295,670,620 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Non-voting Ordinary shares with no par value- Authorized: 46,000,000 as of March 31, 2024 and December 31, 2023; 45,198,702 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Treasury Ordinary shares, at cost - 21,463,642 and 15,240,471 shares as of March 31, 2024 and December 31, 2023, respectively	(83,271)	(55,513)
Additional paid-in capital	1,280,715	1,262,093
Accumulated other comprehensive income	165	942
Accumulated deficit	(176,618)	(150,460)
Total shareholders’ equity	1,020,991	1,057,062
Total liabilities and shareholders’ equity	$1,660,177	$1,707,802

(1) Includes related party trade receivables of $41,992 and of $12,297, as of March 31, 2024 and December 31, 2023, respectively.
(2) Includes related party trade payables of $61,137 and $38,657, as of March 31, 2024 and December 31, 2023, respectively.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF LOSS

U.S. dollars in thousands, except share and per share data

	Three months ended March 31,
	2024	2023
	Unaudited
Revenues (1)	$414,008	$327,686

Cost of revenues:
Traffic acquisition cost (2)	275,120	211,946
Other cost of revenues	29,935	26,148
Total cost of revenues	305,055	238,094

Gross profit	108,953	89,592

Operating expenses:
Research and development	36,249	31,985
Sales and marketing	67,608	60,569
General and administrative	23,329	25,836
Total operating expenses	127,186	118,390

Operating loss	(18,233)	(28,798)
Finance expenses, net	(3,638)	(3,154)

Loss before income taxes	(21,871)	(31,952)
Income tax benefit (expenses)	(4,287)	639
Net loss	$(26,158)	$(31,313)

Net loss per share attributable to Ordinary and Non-voting Ordinary shareholders, basic and diluted	$(0.08)	$(0.09)
Weighted-average shares used in computing net loss per share attributable to Ordinary and Non-voting Ordinary shareholders, basic and diluted	345,502,643	333,424,276

(1) Includes revenues from related party of $52,124 and $7,114, for the three months ended March 31, 2024 and 2023, respectively.
(2) Includes traffic acquisition cost to related party of $73,611 and $0, for the three months ended March 31, 2024 and 2023, respectively.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands

	Three months ended March 31,
	2024	2023
	Unaudited
Net loss	$(26,158)	$(31,313)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale marketable securities, net	(1)	327
Unrealized losses on derivative instruments, net	(776)	(656)
Other comprehensive loss	(777)	(329)
Comprehensive loss	$(26,935)	$(31,642)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDERS’ EQUITY

U.S. dollars in thousands, except share and per share data

	Non-voting Ordinary shares		Ordinary shares
	Number	Amount	Number	Amount	Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity

Balance as of January 1, 2024	45,198,702	$—	295,670,620	$—	$(55,513)	$1,262,093	$(150,460)	$942	$1,057,062
Share-based compensation expenses	—	—	—	—	—	17,007	—	—	17,007
Repurchase of Ordinary shares	—	—	(6,223,171)	—	(27,758)	—	—	—	(27,758)
Exercise of options and vested RSUs	—	—	3,384,456	—	—	2,324	—	—	2,324
Connexity issuance of Holdback	—	—	581,400	—	—	—	—	—	—
Payments of tax withholding for share-based compensation	—	—	—	—	—	(709)	—	—	(709)
Other comprehensive loss	—	—	—	—	—	—	—	(777)	(777)
Net loss	—	—	—	—	—	—	(26,158)	—	(26,158)
Balance as of March 31, 2024 (unaudited)	45,198,702	$—	293,413,305	$—	$(83,271)	$1,280,715	$(176,618)	$165	$1,020,991

	Non-voting Ordinary shares		Ordinary shares
	Number	Amount	Number	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity

Balance as of January 1, 2023	—	$—	254,133,863	$—	$903,789	$(68,420)	$(834)	$834,535
Share-based compensation expenses	—	—	—	—	16,734	—	—	16,734
Exercise of options and vested RSUs	—	—	3,581,421	—	1,764	—	—	1,764
Connexity issuance of Holdback	—	—	581,400	—	—	—	—	—
Issuance of Ordinary shares and Non-voting Ordinary shares related to Commercial agreement	45,198,702	—	39,525,691	—	288,063	—	—	288,063
Payments of tax withholding for share-based compensation	—	—	—	—	(791)	—	—	(791)
Other comprehensive loss	—	—	—	—	—	—	(329)	(329)
Net loss	—	—	—	—	—	(31,313)	—	(31,313)
Balance as of March 31, 2023 (unaudited)	45,198,702	$—	297,822,375	$—	$1,209,559	$(99,733)	$(1,163)	$1,108,663

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2024	2023
	Unaudited
Cash flows from operating activities
Net loss	$(26,158)	$(31,313)

Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	25,321	22,601
Share-based compensation expenses	16,401	16,082
Net gain from financing expenses	(408)	(328)
Revaluation of the Warrants liability	39	(1,676)
Amortization of loan and credit facility issuance costs	354	500
Amortization of premium and accretion of discount on short-term investments, net	142	(281)
Change in operating assets and liabilities:
Decrease in trade receivables, net (1)	22,068	44,362
Decrease in prepaid expenses and other current assets and long-term prepaid expenses	9,199	721
Decrease in trade payables (2)	(8,262)	(22,807)
Decrease in accrued expenses and other current liabilities and other long-term liabilities	(1,476)	(13,439)
Increase (decrease) in deferred taxes, net	(3,685)	2,790
Change in operating lease right of use assets	4,453	4,151
Change in operating lease liabilities	(5,593)	(3,839)
Net cash provided by operating activities	32,395	17,524

Cash flows from investing activities
Purchase of property and equipment, including capitalized internal-use software	(5,589)	(6,350)
Proceeds from business acquisition holdback liability	719	—
Investments in restricted deposits	—	(280)
Proceeds from maturities of short-term investments	3,265	41,940
Net cash provided by (used in) investing activities	(1,605)	35,310

Cash flows from financing activities
Issuance costs	(456)	—
Exercise of options and vested RSUs	1,809	1,335
Payment of tax withholding for share-based compensation expenses	(709)	(791)
Repurchase of Ordinary shares	(27,758)	—
Payments on account of repurchase of Ordinary shares	(1,658)	—
Repayment of long-term loan	—	(750)
Net cash used in financing activities	(28,772)	(206)

Exchange rate differences on balances of cash and cash equivalents	408	328
Increase in cash and cash equivalents	2,426	52,956
Cash and cash equivalents - at the beginning of the period	176,108	165,893
Cash and cash equivalents - at end of the period	$178,534	$218,849

(1) Includes an increase in related party trade receivables of $29,694 and $617, for the three months ended March 31, 2024 and 2023, respectively.
(2) Includes an increase (decrease) in related party trade payables of $(22,480) and $4,628, for the three months ended March 31, 2024 and 2023, respectively.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2024	2023
	Unaudited
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$3,243	$4,258
Interest	$3,610	$5,067
Non-cash investing and financing activities:
Purchase of property and equipment, including capitalized internal-use software	$4,262	$36
Share-based compensation included in capitalized internal-use software	$606	$652
Creation of operating lease right-of-use assets	$12	$5,045

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

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 1:-	GENRAL (Cont.)

The Company and Yahoo are still in the Commercial agreement transition period (as defined in the Commercial agreement), consequently, the exclusivity period has not begun. For the three months ended March 31, 2024 and 2023, the Company did not record amortization expenses of the Commercial agreement asset.

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

The consolidated balance sheet as of December 31, 2023, included herein, was derived from the audited consolidated financial statements as of that date, but does not include all of the disclosures, including certain notes required by GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

Therefore, these unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2023, filed with the SEC on February 28, 2024.

In the opinion of the Company’s management, the unaudited consolidated interim financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s unaudited interim consolidated financial statements. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024, or any other future interim or annual period.

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

As of March 31, 2024, the impacts to the Company’s business due to geopolitical developments, such as the wars in Israel and Ukraine and other active or possible hostilities, and macroeconomic factors, such as rising interest rates, inflation and changes in foreign currency exchange rates, continue to evolve. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

Concentrations of Credit Risk

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

As of March 31, 2024, the Company had a single customer representing 14.8% of the trade receivables balance. For the three months ended March 31, 2024, the same customer accounted for 12.6% of total revenues (see Note 12).

As of December 31, 2023, no single customer represented 10% or more of trade receivables. No single customer accounted for more than 10% of total revenue for the three months ended March 31, 2023.

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2023, as filed with the SEC on February 28,2024. There have been no significant changes to these policies during the three months ended March 31, 2024, except as noted below.

Reclassification

Certain amounts in the corresponding prior periods have been reclassified to conform with the current period presentation. Such reclassifications did not affect net loss, changes in the shareholders’ equity or cash flows.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures, which expands the disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid. This ASU is effective for the fiscal years beginning after December 15, 2024. Early adoption permitted. The Company does not expect the adoption of this guidance will have a significant impact on its consolidated financial statement and related disclosures and will adopt the guidance effective January 1, 2025.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands the annual and interim disclosure requirements for public company reportable segments, primarily through enhanced information about the significant expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

NOTE 3:-	CASH AND CASH EQUIVALENTS
The following table presents for each reported period, the breakdown of cash and cash equivalents:

	March 31,	December 31,
	2024	2023
	Unaudited
Cash	$97,730	$99,811
Money market funds	75,666	72,510
Time deposits	5,138	3,787
Total Cash and cash equivalents	$178,534	$176,108

NOTE 4:-	FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. The Company did not have any transfers between fair value measurements levels during the three months ended March 31, 2024.

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2024 and December 31, 2023, by level within the fair value hierarchy:

		Fair value measurements as of
Description	Fair Value Hierarchy	March 31, 2024	December 31, 2023
		Unaudited
Assets:
Cash equivalents:
Money market funds	Level 1	$75,666	$72,510
Short-term investments:
Corporate debt securities	Level 2	$1,493	$3,651
Commercial paper	Level 2	$992	$2,074
Derivative instruments asset:
Derivative instruments designated as cash flow hedging instruments	Level 2	$172	$948

Liabilities:
Warrants liability:
Public Warrants	Level 1	$(4,082)	$(4,253)
Private Warrants	Level 3	$(2,086)	$(1,876)

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 4:-	FAIR VALUE MEASUREMENTS (Cont.)

The Company classifies its money market funds as Level 1 based on quoted market prices in active markets.

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

The key inputs into the Black-Scholes model for the Private Warrants were as follows:

Input	March 31, 2024	December 31, 2023
Risk-free interest rate	4.44% - 4.70%	4.04% - 4.28%
Expected term (years)	1.50 - 2.25	1.75 - 2.50
Expected volatility	69.1%	61.1% - 63.9%
Exercise price	$11.50	$11.50
Underlying share price	$4.44	$4.33

The Company’s use of a Black-Scholes model required the use of subjective assumptions:
●	The risk-free interest rate assumption was interpolated based on constant maturity U.S. Treasury rates over a term commensurate with the expected term of the Private Warrants.
●
The expected term was based on the maturity of the Private Warrants of five years following June 29, 2021, the Business Combination date, and for certain Private Warrants the maturity was determined to be five years from the date of the October 1, 2020, ION initial public offering effective date.

●
The expected volatility is based on the Company’s share price volatility. For periods prior January 1, 2024, the expected share volatility assumption was based on the implied volatility from a set of comparable publicly-traded companies as determined based on size and proximity, as the Company did not have sufficient trading history.

The following table presents the changes in the fair value of Warrants liability:

	Private	Public	Total
Input	Warrants	Warrants	Warrants
Fair value as of December 31, 2023	$1,876	$4,253	$6,129
Change from private to public holdings	(21)	21	—
Change in fair value	231	(192)	39
Fair value as of March 31, 2024 (unaudited)	$2,086	$4,082	$6,168

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 5:-	SHORT-TERM INVESTMENTS

The following is a summary of available-for-sale marketable securities:

	March 31, 2024
	Unaudited
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$1,499	$—	$(6)	$1,493
Commercial paper	993	—	(1)	992
Total	$2,492	$—	$(7)	$2,485

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$3,654	$—	$(3)	$3,651
Commercial paper	2,077	—	(3)	2,074
Total	$5,731	$—	$(6)	$5,725

As of March 31, 2024, the Company had no significant unrealized losses related to marketable securities (which were accumulated in a period of less than 12 months) and determined the unrealized losses are not due to credit related losses, therefore, the Company did not record an allowance for credit losses for its available-for-sale marketable securities.
As of March 31, 2024, all of the Company’s available-for-sale marketable securities were due within one year.

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

As of March 31, 2024 and December 31, 2023, the notional amounts of the Company’s derivative instruments designated as cash flow hedging instruments outstanding in U.S. dollars amounted to $0 and $39,347, respectively.

Gross notional amounts do not quantify risk or represent assets or liabilities of the Company but are used in the calculation of settlements under the contracts.

The Company records all cash flow hedging instruments on the consolidated balance sheets at fair value. The fair value of cash flow hedging instruments recorded as assets were $172 and $948, as of March 31, 2024 and December 31, 2023, respectively, which were recorded in prepaid expenses and other current assets in the consolidated interim balance sheet.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 6:-	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Cont.)

The gains (losses) related to cash flow hedging instruments, recorded in the consolidated interim statements of loss, for the three months ended March 31, 2024 and 2023, were as follows:

	Three months ended March 31,
	2024	2023
	Unaudited
Cost of revenues	$15	$(28)
Research and development	174	(315)
Sales and marketing	43	(56)
General and administrative	35	(49)
Total gains (losses) recognized in the consolidated statements of loss, net	$267	$(448)

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

The changes in unrealized gains (losses) on the Company’s derivative instruments recorded in accumulated other comprehensive income (loss) were as follows:

	Three months ended March 31,
	2024	2023
	Unaudited
Unrealized gains (losses) on derivative instruments at the beginning of the period	$948	$(313)
Changes in fair value of derivative instruments	(509)	(1,104)
Reclassification of losses (gains) recognized in the consolidated interim statements of loss from accumulated other comprehensive income (loss)	(267)	448
Unrealized gains (losses) on derivative instruments at the end of the period (unaudited)	$172	$(969)
All net deferred gains (losses) in accumulated other comprehensive income (loss) as of March 31, 2024, are expected to be recognized over the next twelve months as operating expenses in the same financial statement line item in the consolidated interim statements of loss to which the derivative relates.

NOTE 7:-	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

There was no impairment or additions to goodwill during the three months ended March 31, 2024.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 7:-	GOODWILL AND INTANGIBLE ASSETS, NET (Cont.)

Intangible Assets, Net

Definite-lived intangible assets, net consist of the following:
March 31, 2024	Gross Fair Value	Accumulated Amortization	Net Book Value
Merchant/Network affiliate relationships	$146,547	$(84,129)	$62,418
Technology	74,193	(46,412)	27,781
Publisher relationships	42,933	(27,728)	15,205
Tradenames	24,097	(20,752)	3,345
Customer relationship	13,146	(12,572)	574
Total (unaudited)	$300,916	$(191,593)	$109,323
December 31, 2023	Gross Fair Value	Accumulated Amortization	Net Book Value
Merchant/Network affiliate relationships	$146,547	$(75,987)	$70,560
Technology	74,193	(43,535)	30,658
Publisher relationships	42,933	(25,044)	17,889
Tradenames	24,097	(18,739)	5,358
Customer relationships	13,146	(12,353)	793
Total	$300,916	$(175,658)	$125,258

Amortization expenses for intangible assets were $15,935 and $15,969, for the three months ended March 31, 2024 and 2023, respectively.
The estimated future amortization expense of definite-lived intangible assets as of March 31, 2024, is as follows (unaudited):
Year Ending December 31,
2024 (Remainder)	$44,583
2025	51,407
2026	13,244
2027	89
Total	$109,323

NOTE 8:-	FINANCING ARRANGEMENTS
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

The Facility is subject to customary borrowing conditions. In accordance with the terms of the Credit Agreement, the Credit Agreement was amended on June 12, 2023, to replace LIBOR with SOFR and accordingly the Facility bears interest at a variable annual rate based on Term SOFR or Base Rate plus a fixed margin. The Facility will mature on the seventh anniversary of the closing date with the remaining principal amount due at maturity. Due to the Company’s voluntary prepayments, the Company has satisfied in full and has no remaining obligations to make quarterly amortization payments under the Facility at a rate of 1.00% per annum. The Facility is mandatorily prepayable with a portion of the net cash proceeds of certain dispositions of assets, a portion of Taboola’s excess cash flow and the proceeds of incurrences of indebtedness not permitted under the Credit Agreement.
The Credit Agreement also contains customary representations, covenants and events of default. Failure to meet the covenants beyond applicable grace periods could result in acceleration of outstanding borrowings and/or termination of the Facility. As of March 31, 2024, the Company was in compliance with the Facility covenants.

As of March 31, 2024, the Company’s outstanding principal amount of debt under the Credit Agreement was $152,735.
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
The total interest expenses, including issuance costs amortization, recognized in connection with the long-term loan were $3,941 and $5,473, for the three months ended March 31, 2024 and 2023, respectively. The long-term loan interest and issuance costs amortization, included as interest expenses, are recognized through the remaining term of the Credit agreement using the effective interest rate.

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
Certain representations, events of default and covenants of the Revolving Credit Agreement are substantially the same as those in the Credit Agreement. However, the Revolving Credit Agreement contains a financial covenant requiring the Company to maintain a Total Net Leverage Ratio (as defined in the Revolving Credit Agreement) as at the last day of each fiscal quarter. Borrowings under the Revolving Credit Agreement are subject to customary conditions and will bear interest at a variable annual rate based on Term SOFR or Base Rate plus a fixed margin. The lenders under the Credit Agreement and the lenders under the Revolving Credit Agreement are secured by the same collateral, including substantially all the assets of the Borrower and the Guarantors (as defined in the Credit Agreement) including shares of subsidiaries, subject to certain exceptions in the governing documents.

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
As of March 31, 2024, the Company was in compliance with the financial covenants and had no outstanding borrowings under the Revolving Credit Agreement.
As of March 31, 2024 and December 31, 2023, deferred financing costs associated with entering into the Revolving Credit Agreement in the total amount of $830 and $893, respectively, were included in short-term and long-term prepaid expenses in the Company’s consolidated balance sheets.
The deferred financing costs are amortized on a straight-line basis over the term of the Revolving Credit Agreement. Deferred financing costs amortization amounted to $63 and $62, for the three months ended March 31, 2024 and 2023, respectively.

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

Share Buyback Program

The Company’s board of directors authorized a share buyback program of the Company’s outstanding Ordinary shares, which commenced in June 2023 and does not have an expiration date (the “Buyback Program”). In 2023, the Company’s board of directors authorized up to $80,000 of buybacks under the Buyback Program. In February 2024, the Company’s board of directors authorized up to $100,000 for use under the Buyback Program, including any remaining authority from the 2023 board of directors authorization, subject to satisfying required conditions under the Israeli Companies Law and the Companies Regulations (Reliefs for Corporations, Which Securities Are Listed on Foreign Stock Exchanges) 2000. As permitted by the Buyback Program, share repurchases may be made from time to time, in privately negotiated transactions or in the open market, including through trading plans, at the discretion of the Company’s management and as permitted by securities laws and other legal requirements. The Buyback Program does not obligate the Company to repurchase any specific number of shares and the number of shares repurchased may depend upon market and economic conditions and other factors. The Buyback Program may be discontinued, modified or suspended at any time.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 9:-	SHAREHOLDERS’ EQUITY AND SHARE INCENTIVE PLANS (Cont.)

During the three months ended March 31, 2024, the Company repurchased 6,223,171 Ordinary shares at an average price of $4.44 per share (excluding broker and transaction fees of $156). As of March 31, 2024, the Company had remaining authorization under the Buyback Program to repurchase Ordinary shares up to an aggregate amount of $92,131, subject to satisfying required conditions under the Companies Law and Companies Regulations.

As of March 31, 2024, the Company repurchased an additional 181,585 Ordinary shares, not yet settled, in the amount of $800.

Share Incentive Plans

a.
In addition to the Buyback Program detailed above, the Company utilizes a net issuance mechanism to satisfy tax withholding obligations related to equity-based compensation on behalf of its directors, officers and other employees (the “Net Issuances”). In April 2024, subsequent to the balance sheet date, the Company satisfied the required conditions, as set forth in the Israeli Companies Law and the Companies Regulations, to conduct future repurchases of its Ordinary shares under the Buyback Program and Net Issuances in an aggregate amount up to $100,000, which amount was partly utilized under our previous Israeli court authorization. The Company’s board of directors have the authority to determine the amount to be utilized for Net Issuances and Ordinary share repurchases.

For the three months ended March 31, 2024 and 2023, the Company utilized the net issuance mechanism in connection with equity-based compensation for certain Office Holders, which resulted in a tax withholding payment by the Company of $709 and $791, respectively, which were recorded as a reduction of additional paid-in capital.

b.	The following is a summary of share option activity and related information for the three months ended March 31, 2024 (including employees, directors, officers and consultants of the Company):

	Outstanding Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2024	29,291,285	$3.35	5.27	$57,118
Exercised	(1,312,222)	1.81	—	3,260
Forfeited	(338,892)	2.77	—	—
Balance as of March 31, 2024 (unaudited)	27,640,171	$3.43	5.26	$55,360
Exercisable as of March 31, 2024 (unaudited)	23,742,117	$2.93	4.96	$51,989

During the three months ended March 31, 2024, the Company did not grant options.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period.

As of March 31, 2024, unrecognized share-based compensation cost related to unvested share options was $11,227, which is expected to be recognized over a weighted-average period of 1.3 years.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 9:-	SHAREHOLDERS’ EQUITY AND SHARE INCENTIVE PLANS (Cont.)

c.	The following is a summary of the RSU activity and related information for the three months ended March 31, 2024:

	Outstanding Restricted Shares Unit	Weighted Average Grant Date Fair Value

Balance as of January 1, 2024	23,479,308	$5.13
Granted	12,783,639	4.74
Vested (*)	(2,072,234)	5.48
Forfeited	(388,211)	4.99
Balance as of March 31, 2024 (unaudited)	33,802,502	$4.96

(*) A portion of the shares that vested were netted out to satisfy the tax obligations of the recipients. During the three months ended March 31, 2024, a total of 152,349 RSUs were canceled to satisfy tax obligations, resulting in net issuance of 152,347 shares.
The total release date fair value of RSUs was $9,722, during the three months ended March 31, 2024.
As of March 31, 2024, unrecognized share-based compensation cost related to unvested RSUs was $146,030, which is expected to be recognized over a weighted-average period of 2.9 years.

The total share-based compensation expense related to all of the Company’s share-based awards recognized for the three months ended March 31, 2024 and 2023, was comprised as follows:

	Three months ended March 31,
	2024	2023
	Unaudited
Cost of revenues	$1,011	$1,044
Research and development	6,378	5,844
Sales and marketing	4,323	4,285
General and administrative	4,689	4,909
Total share-based compensation expense	$16,401	$16,082

NOTE 10:-	INCOME TAXES

The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses and tax regulations. The Company’s effective tax rates were (19.0%) and 2.0% for the three months ended March 31, 2024 and 2023, respectively. The negative effective tax rate for the three months ended March 31, 2024, results primarily from valuation allowance as well as, tax expenses in foreign jurisdictions, partially offset by tax benefits associated with acquired intangible assets mainly in the US.

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

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase primarily software and IT related-based services. As of March 31, 2024, the Company had outstanding non-cancelable purchase obligations in the amount of $30,590.

Legal Proceedings

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

NOTE 12:-	RELATED PARTY TRANSACTIONS

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

The Company and its affiliates are parties to several agreements in the ordinary course of business with Yahoo and its affiliates. Revenues from the related party are derived from Yahoo’s advertiser spend on our network, for which Yahoo is the billing entity. Traffic acquisition cost to the related party is compensation for placing Taboola’s platform on Yahoo’s digital property. In connection with these agreements, for the three months ended March 31, 2024 and 2023, the Company recorded  revenues from Yahoo in the amount of $52,124 and $7,114, respectively. In addition, the Company recorded traffic acquisition costs related to Yahoo for the three months ended March 31, 2024 and 2023, in the amount of $73,611 and $0, respectively. Certain traffic acquisition costs for the three months ended March 31, 2024, noted herein, are unaffiliated with the Yahoo revenues recognized during the three months ended March 31, 2024.

As of March 31, 2024, in regards to Yahoo, the Company’s balances of trade receivables were $41,992, and its balances of trade payables were $61,137, associated with the revenues presented on both a gross and net basis.

The Company and Yahoo, pursuant to the Omnibus Agreement entered into on November 28, 2022, each agreed to pay certain expenses in connection with the transaction and each party agreed to reimburse the other for some or all of these expenses. Under these arrangements, the Company recognized expenses of $522 and $0, net during the three months ended March 31, 2024 and 2023, respectively.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 13:-	GEOGRAPHIC INFORMATION

The following table represents total revenue by geographic area based on the Advertisers’ billing address:

	Three months ended March 31,
	2024	2023
	Unaudited
Israel	$31,465	$45,498
United States	193,362	114,775
Germany	35,697	31,375
United Kingdom	20,074	17,948
Rest of the world	133,410	118,090
Total	$414,008	$327,686

NOTE 14:-	NET LOSS PER SHARE ATTRIBUTABLE TO ORDINARY SHAREHOLDERS

	Three months ended March 31,
	2024		2023
	Ordinary shares	Non-voting Ordinary shares	Ordinary shares	Non-voting Ordinary shares
	Unaudited

Numerator:
Net loss attributable to Ordinary shareholders, basic and diluted	$(22,736)	$(3,422)	$(27,870)	$(3,443)

Denominator:
Weighted-average shares used in computing net loss per share attributable to Ordinary shareholders, basic and diluted	300,303,941	45,198,702	296,763,107	36,661,169

Net loss per share attributable to Ordinary and Non-voting Ordinary shareholders, basic and diluted	$(0.08)	$(0.08)	$(0.09)	$(0.09)

The potential shares of Ordinary shares that were excluded from the computation of diluted net loss per share attributable to Ordinary shareholders for the periods presented because including them would have been anti-dilutive are as follows:

	Three months ended March 31,
	2024	2023
	Unaudited
Warrants	12,349,990	12,349,990
RSUs	26,734,790	28,550,688
Outstanding share options	21,839,078	28,449,625
Issuable Ordinary shares related to Business Combination under holdback arrangement	968,992	1,704,406
Total	61,892,850	71,054,709

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with Taboola’s accompanying unaudited consolidated interim financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (the “Quarterly Report”) and audited consolidated financial statements and the related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2024. Some of the information contained in this discussion and analysis is set forth in our 2023 Form 10-K, including information with respect to Taboola’s plans and strategy for Taboola’s business, and includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A “Risk Factors” in our 2023 Form 10-K and “Note Regarding Forward-Looking Statements” in our 2023 Form 10-K and elsewhere herein, Taboola’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Throughout this section, unless otherwise noted or the context requires otherwise, “we,” “us,” “our” and the “Company” refer to Taboola and its consolidated subsidiaries, and in references to monetary amounts, “dollars” and “$” refer to U.S. Dollars, and “NIS” refers to New Israeli Shekels.

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

Business and Macroeconomic Conditions

Global economic and geopolitical conditions have been increasingly volatile due to factors such as inflation, rising interest rates, supply chain disruptions and the wars in Israel and Ukraine. The economic uncertainty resulting from these factors negatively impacted advertising demand and our yields in 2022 in particular. Further, the impacts of inflation, which have continued to persist so far through 2024, has increased the costs of equipment and labor needed to operate our business, negatively impacting our business in 2022 and 2023. While these factors have stabilized over recent quarters, we entered 2024 with a lower revenue and Adjusted EBITDA run rate.We do not currently expect additional impact from these factors during 2024, though we continue to monitor macroeconomic conditions closely.

Maintaining and Growing Our Digital Property Partners

We engage with a diverse network of digital property partners, substantially all of which have contracts with us containing either an evergreen term or an exclusive partnership with us for multi-year terms at inception. These agreements typically require that our code be integrated on the digital property web page because of the nature of providing both editorial and paid recommendations. This means that in the vast majority of our business, we do not bid for ad placements, as traditionally happens in the advertising technology space, but rather see all users that visit the pages on which we appear. Due to our multi-year exclusive contracts and high retention rates, our supply is relatively consistent and predictable. We had approximately 12,000, 15,000 and 16,000 digital property partners in the fourth quarters of 2023, 2022 and 2021, respectively. In 2023, we saw a decrease in the number of long-tail digital property partners on our network, partially due to our own efforts to clean up our network and reduce low performing networks. Despite the decrease in the number of digital property partners on the network, our overall volume of page views went up over 10% from Q4 2021 to Q4 2023, demonstrating that the decrease in the number of digital property partners in our network was driven by smaller digital property partners and more than offset by the addition of larger digital property partners.

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

(dollars in thousands, except per share data)	Three months ended March 31,
	2024	2023
	Unaudited
Revenues	$414,008	$327,686
Gross profit	$108,953	$89,592
Net loss	$(26,158)	$(31,313)
EPS diluted (1)	$(0.08)	$(0.09)
Ratio of net loss to gross profit	(24.0%)	(35.0%)
Cash flow provided by operating activities	$32,395	$17,524
Cash, cash equivalents, short-term deposits and investments	$181,019	$274,431

Non-GAAP Financial Data (2)
ex-TAC Gross Profit	$138,888	$115,740
Adjusted EBITDA	$23,489	$10,122
Non-GAAP Net Income (Loss)	$3,832	$(4,101)
Ratio of Adjusted EBITDA to ex-TAC Gross Profit	16.9%	8.7%
Free Cash Flow	$26,806	$11,174

(1)
The weighted-average shares used in the computation of the diluted EPS for the three months ended March 31, 2024 and 2023 are 345,502,643 and 333,424,276, respectively. The weighted-average shares for the three months ended March 31, 2024 and 2023 include 45,198,702 Non-voting Ordinary shares.

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

Limitations on the use of ex-TAC Gross Profit include the following:

●	Traffic acquisition cost is a significant component of our cost of revenues but is not the only component; and
●	ex-TAC Gross Profit is not comparable to our gross profit and by definition ex-TAC Gross Profit presented for any period will be higher than our gross profit for that period.

The following table provides a reconciliation of revenues and gross profit to ex-TAC Gross Profit:

	Three months ended March 31,
	2024	2023
	(dollars in thousands)
Revenues	$414,008	$327,686
Traffic acquisition cost	275,120	211,946
Other cost of revenues	29,935	26,148
Gross profit	$108,953	$89,592
Add back: Other cost of revenues	29,935	26,148
ex-TAC Gross Profit	$138,888	$115,740

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

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three months ended March 31,
	2024	2023
	(dollars in thousands)
Net loss	$(26,158)	$(31,313)
Adjusted to exclude the following:
Finance expenses, net	3,638	3,154
Income tax expenses (benefit)	4,287	(639)
Depreciation and amortization	25,321	22,601
Share-based compensation expenses	13,756	13,527
Holdback compensation expenses (1)	2,645	2,555
Other costs (2)	—	237
Adjusted EBITDA	$23,489	$10,122

(1)	Represents share-based compensation due to holdback of Ordinary shares issuable under compensatory arrangements relating to Connexity acquisition.
(2)	The three months ended March 31, 2023 includes one-time costs related to the Commercial agreement.

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

The following table provides a reconciliation of ratio of net loss to gross profit and Ratio of Adjusted EBITDA to ex-TAC Gross Profit:

	Three months ended March 31,
	2024	2023
	(dollars in thousands)
Gross profit	$108,953	$89,592
Net loss	$(26,158)	$(31,313)
Ratio of net loss to gross profit	(24.0%)	(35.0%)

ex-TAC Gross Profit	$138,888	$115,740
Adjusted EBITDA	$23,489	$10,122
Ratio of Adjusted EBITDA margin to ex-TAC Gross Profit	16.9%	8.7%

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

●	Non-GAAP Net Income (Loss) will generally be more favorable than our net income (loss) for the same period due to the nature of the items being excluded from its calculation; and
●	Non-GAAP Net Income (Loss) is a performance measure and should not be used as a measure of liquidity.

The following table reconciles net income (loss) to Non-GAAP Net Income (Loss) for the periods shown:

	Three months ended March 31,
	2024	2023
	(dollars in thousands)
Net loss	$(26,158)	$(31,313)
Amortization of acquired intangibles	15,935	15,969
Share-based compensation expenses	13,756	13,527
Holdback compensation expenses (1)	2,645	2,555
Other costs (2)	—	237
Revaluation of Warrants	39	(1,676)
Foreign currency exchange rate losses (3)	1,041	429
Income tax effects	(3,426)	(3,829)
Non-GAAP Net Income (Loss)	$3,832	$(4,101)

(1)	Represents share-based compensation due to holdback of Ordinary shares issuable under compensatory arrangements relating to Connexity acquisition.
(2)	The three months ended March 31, 2023, includes one-time costs related to the Commercial agreement.
(3)
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

●	This metric does not reflect our future contractual commitments.

	Three months ended March 31,
	2024	2023
	(dollars in thousands)
Net cash provided by operating activities	$32,395	$17,524
Purchases of property and equipment, including capitalized internal-use software	(5,589)	(6,350)
Free Cash Flow	$26,806	$11,174

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

Income tax benefit (expenses)

The statutory corporate tax rate in Israel was 23% for the three months ended March 31, 2024 and 2023, although we are entitled to certain tax benefits under Israeli law.

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

As of March 31, 2024, we have an accumulated tax loss carry-forward of approximately $68.7 million in Israel. The tax loss can be offset indefinitely. Non-Israeli subsidiaries are taxed according to the tax laws in their respective jurisdictions.

The following table provides consolidated statements of loss data for the periods indicated:

(dollars in thousands)	Three months ended March 31,
	2024	2023
	Unaudited
Revenues	$414,008	$327,686
Cost of revenues:
Traffic acquisition cost	275,120	211,946
Other cost of revenues	29,935	26,148
Total cost of revenues	305,055	238,094
Gross profit	108,953	89,592
Operating expenses:
Research and development	36,249	31,985
Sales and marketing	67,608	60,569
General and administrative	23,329	25,836
Total operating expenses	127,186	118,390
Operating loss	(18,233)	(28,798)
Finance expenses, net	(3,638)	(3,154)
Loss before income taxes	(21,871)	(31,952)
Income tax benefit (expenses)	(4,287)	639
Net loss	$(26,158)	$(31,313)

Comparison of the three months ended March 31, 2024 and 2023

Revenues increased by $86.3 million, or 26.3%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. New digital property partners contributed approximately $143.2 million of new Revenues on a 12-month run rate basis calculated based on their first full month on the network, a majority of which is related to Yahoo supply. Existing digital property partners, including the growth of new digital property partners (beyond the revenue contribution determined based on the run-rate revenue generated by the partners when they are first on-boarded) decreased by approximately $56.9 million. This decrease was primarily driven by lower advertiser rates on existing digital property partners due to spend being served on new Yahoo supply added to the network.

Gross profit increased by $19.4 million, or 21.6%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Ex-TAC Gross Profit, a non-GAAP measure, increased by $23.1 million, or 20.0%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to new digital property partners, a majority of which is related to Yahoo supply.

Total cost of revenues increased by $67.0 million, or 28.1%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Traffic acquisition cost increased by $63.2 million, or 29.8%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Traffic acquisition cost increased at a rate higher than revenue primarily due to a mix shift to lower margin digital properties and decreased yield on digital properties with guarantee obligations.

The cost of guarantees (total payments due under guarantee arrangements in excess of amounts the Company would otherwise be required to pay under revenue sharing arrangements) as a percentage of traffic acquisition costs were approximately 17% and 19% for the three months ended March 31, 2024 and March 31, 2023, respectively.

Other cost of revenues increased by $3.8 million, or 14.5%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily as a result of a $3.3 million increase in depreciation expenses related to new product innovation and hosting expenses.

Research and development expenses increased by $4.3 million, or 13.3%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily attributable to $3.4 million increase in employee and subcontractor headcount and related costs, including share-based compensation expenses, reflecting our continued effort to enhance our product offerings and a $0.3 million increase in depreciation expenses.

Sales and marketing expenses increased by $7.0 million, or 11.6%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily attributable to $5.0 million increase in employee and subcontractor headcount and related costs, including share-based compensation expenses, supporting our growth, $1.8 million increase in other marketing activities.

General and administrative expenses decreased by $2.5 million, or 9.7%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, a result of a decrease of $1.6 million in employee and subcontractors related costs, including share-based compensation expenses, $1.3 million decrease in insurance and legal consultants expenses related to regulatory matters and $0.9 million decrease in credit losses expenses, partially offset by an increase of $1.1 million in rent and other expenses.

Finance expenses, net decreased by $0.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, mainly attributable to $1.7 million Warrants liability devaluation in the three months ended March 31, 2023, compared to less than $0.1 million in the three months ended March 31, 2024 and a $0.6 million increase in foreign currency exchange rate losses partially offset by a decrease of $1.9 million in interest expense due to the voluntary repayments of a portion of the long-term loan in 2023.

Income tax benefit (expenses) decreased by $4.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Our effective tax rate is affected primarily by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as non-deductible expenses, such as share-based compensation, and changes in our valuation allowance.

Liquidity and Capital Resources

Our primary cash needs are for working capital, personnel costs, contractual obligations, including payments to digital property partners, office leases and software and information technology costs, capital expenditures for servers and capitalized software development, payment of interest and required principal payments on our long-term loan and other commitments. We fund these cash needs primarily from cash generated from operations, as well as from cash and cash equivalents on our balance sheet when required. For the three months ended March 31, 2024 and 2023, we generated cash from operations of $32.4 million and $17.5 million, respectively.

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

As of March 31, 2024 and December 31, 2023, we had $178.5 million and $176.1 million of cash and cash equivalents, respectively, $2.5 million and $5.7 million of short-term investments, respectively, and $5.5 million and $5.7 million in short and long-term restricted deposits, respectively, used, mainly, as security for our lease commitments. Cash and cash equivalents consist of cash in banks and highly liquid marketable securities investments and money market funds, with an original maturity of three months or less at the date of purchase and are readily convertible to known amounts of cash. Short-term investments generally consist of bank deposits, U.S. government treasuries, commercial paper, corporate debt securities, and U.S. agency bonds.

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

On August 9, 2022 we entered into an incremental revolving credit facility amendment to our existing senior secured credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides for borrowings in an aggregate principal amount of up to $90 million (the “Revolving Facility”). The proceeds of the Revolving Facility can be used to finance working capital needs and general corporate purposes. Borrowings under the Revolving Facility are subject to customary borrowing conditions and will bear interest at a variable annual rate based on Term SOFR or Base Rate plus a fixed margin. The Amended Credit Agreement also contains customary representations, covenants and events of default as well as a financial covenant, which places a limit on our allowable net leverage ratio. As of March 31, 2024, we had no outstanding borrowings under the Revolving Facility.

As of March 31, 2024, our outstanding principal amount of debt under our long-term loan was $152.7 million with the remaining principal amount due at maturity on September 1, 2028.

Share Buyback Program

Our board of directors authorized a share buyback program for the repurchase of our outstanding Ordinary shares, which commenced in June 2023 and does not have an expiration date (the “Buyback Program”). In 2023, our board of directors authorized up to $80.0 million of buybacks under the Buyback Program. In February 2024, our board of directors authorized up to $100.0 million for use under the Buyback Program, including any remaining authority from the 2023 board of directors authorization, subject to satisfying required conditions under the Israeli Companies Law and the Companies Regulations  (Reliefs for Corporations, Which Securities Are Listed on Foreign Stock Exchanges), 2000. As permitted by the Buyback Program, share repurchases may be made from time to time, in privately negotiated transactions or in the open market, including through trading plans intended to comply with Rule 10b5-1, at the discretion of our management and as permitted by securities laws and other legal requirements, including Rule 10b-18 of the Exchange Act. The Buyback Program does not obligate the Company to repurchase any specific number of shares and the number of shares repurchased may depend upon market and economic conditions and other factors. The Buyback Program may be discontinued, modified or suspended at any time.

During the three months ended March 31, 2024, we repurchased 6.2 million Ordinary shares at an average price of $4.44 per share (excluding broker and transaction fees of $0.2 million). As of March 31, 2024 the Company had remaining authorization from our board of directors to repurchase Ordinary shares up to an aggregate amount of $92.1 million, subject to satisfying required conditions under the Israeli Companies Law and the Companies Regulations. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Note 9 of Notes to the Unaudited Consolidated Interim Financial Statements.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the risks and uncertainties set forth in our 2023 Form 10-K under Item 1A. “Risk Factors,” and in our subsequent filings with the SEC.

	Three months ended March 31,
	2024	2023
	Unaudited
Cash Flow Data:
Net cash provided by operating activities	$32,395	$17,524
Net cash provided by (used in) investing activities	(1,605)	35,310
Net cash used in financing activities	(28,772)	(206)
Exchange rate differences on balances of cash and cash equivalents	408	328
Increase in cash and cash equivalents	$2,426	$52,956

Operating Activities

During the three months ended March 31, 2024, net cash provided by operating activities was $32.4 million, an increase of $14.9 million, compared to $17.5 million for the same period in 2023. The $32.4 million was related to our net loss of $26.8 million adjusted by non-cash charges of $41.8 million and positive changes in working capital of $17.4 million.

The $41.8 million of non-cash charges consisted of depreciation and amortization of $25.3 million and share-based compensation expense related to vested equity awards of $16.4 million.

The $17.4 million increase in cash resulting from changes in working capital primarily consisted of a $22.8 million decrease in trade receivables, net, a $9.2 million decrease in prepaid expenses and other assets, partially offset by a $8.3 million decrease in trade payables, a $3.7 million decrease in deferred taxes, net. and a $1.5 million decrease in accrued expenses and other liabilities.

Net cash provided by operating activities of $17.5 million for the three months ended March 31, 2023 was related to our net loss of $31.3 million adjusted by non-cash charges of $36.8 million and positive changes in working capital of $12.0 million.

The $36.8 million of non-cash charges primarily consisted of depreciation and amortization of $22.6 million and share-based compensation expense related to vested equity awards of $16.1 million, partially offset by $1.7 million of Warrants liability devaluation.

The $12.0 million increase in cash resulting from changes in working capital primarily consisted of a $44.4 million decrease in trade receivables, net and an increase in deferred taxes, net of $2.8 million, partially offset by a decrease in trade payables of $22.8 million and a decrease in accrued expenses and other liabilities of $13.4 million.

Investing Activities

During the three months ended March 31, 2024, net cash used in investing activities was $1.6 million, a decrease of $36.9 million, compared to $35.3 million in net cash provided in the same period in 2023. Net cash used in investing activities for the three months ended March 31, 2024 primarily consisted of $5.6 million purchase of property and equipment, including capitalized internal-use software partially offset by $3.3 million proceeds from  maturities of short-term investments.

Net cash provided by investing activities of $35.3 million for the three months ended March 31, 2023 primarily consisted of $41.9 million proceeds from maturities of short-term investments partially offset by $6.4 million purchase of property and equipment, including capitalized internal-use software.

Financing Activities

During the three months ended March 31, 2024, net cash used in financing activities was $28.8 million, an increase of $28.6 million, compared to $0.2 million net cash used in the same period in 2023. Net cash used in financing activities for the three months ended March 31, 2024 primarily consisted of $27.8 million repurchase of Ordinary shares.

Net cash used in financing activities of $0.2 million for the three months ended March 31, 2023, consisted of $0.8 million payment of tax withholding for share-based compensation and $0.8 million repayment of the current portion of long-term loan, offset by $1.3 million proceeds received from share option exercises and vested RSUs.

Contractual Obligations

The following table discloses aggregate information about material contractual obligations and the periods in which they are due as of March 31, 2024. Future events could cause actual payments to differ from these estimates.

	Contractual Obligations by Period
	2024	2025	2026	2027	2028	Thereafter
	(dollars in thousands)
Debt Obligations (1)	$—	$—	$—	$—	$152,735	$—
Operating Leases (2)	16,770	17,672	14,320	10,087	5,607	8,264
Non-cancellable purchase obligations (3)	24,814	3,465	2,025	286	—	—
Total Contractual Obligations	$41,584	$21,137	$16,345	$10,373	$158,342	$8,264

(1)	Due to our voluntary prepayments, we have no remaining obligations to make quarterly amortization payments under our long-term loan.
(2)	Represents future minimum lease commitments under non-cancellable operating lease agreements.
(3)	Primarily represents non-cancelable amounts for contractual commitments in respect of software and information technology.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty. The table above does not reflect any reduction for prepaid obligations as of March 31, 2024.

As of March 31, 2024, we have a provision related to unrecognized tax benefit liabilities totaling $8.8 million and other provisions related to severance pay and contribution plans, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

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

Recent Accounting Pronouncements

During the period covered by this report, there were no material recent accounting pronouncements impacting our accounting policies that are not already discussed in our 2023 Form 10-K.

Critical Accounting Estimates

Our discussion and analysis of financial condition results of operations are based upon our consolidated interim financial statements included elsewhere in this report. The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances and we evaluate these estimates on an ongoing basis. Actual results may differ from those estimates.

Our critical accounting policies are those that materially affect our consolidated financial statements and involve difficult, subjective or complex judgments by management. There have been no material changes to our critical accounting policies and estimates of and for the year ended December 31, 2023, included in our 2023 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

A 10% increase or decrease of the NIS, Euro, British pound sterling, or the Japanese yen against the U.S. dollar would have impacted the consolidated statements of loss as follows:

	Operating loss impact three months ended March 31,
	2024		2023
	(dollars in thousands)
	+10%	-10%	+10%	-10%
NIS/USD	$(458)	$458	$(841)	$841
EUR/USD	$757	$(757)	$204	$(204)
GBP/USD	$(461)	$461	$(481)	$481
JPY/USD	$306	$(306)	$354	$(354)

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

As of March 31, 2024, we had approximately $152.7 million of outstanding borrowings under our long-term loan with a variable interest rate. See Liquidity and Capital Resources for information regarding our incremental revolving credit facility amendment.

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

As of March 31, 2024, we had a single customer representing 14.8% of the trade receivables balance. For the three months ended March 31, 2024, we had a single customer accounted for 12.6% of total revenues. As of December 31, 2023, no single customer represented 10% or more of trade receivables. No single customer accounted for more than 10% of total revenue for the three months ended March 31, 2023. See Notes 2 and 12 of Notes to the Unaudited Consolidated Interim Financial Statements.

As of March 31, 2024, we maintained cash balances primarily in banks in the United States, the United Kingdom and Israel. In the United States and United Kingdom, the Company deposits are maintained with commercial banks, which are insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”) and Financial Services Compensation Scheme (“FSCS”), which is authorized by the Bank of England (acting in its capacity as the Prudential Regulation Authority), respectively. In Israel, commercial banks do not have government-sponsored deposit insurance. Historically we have not experienced losses related to these balances and believe our credit risk in this area is reasonable. As of March 31, 2024, we maintained cash balances with U.S. and United Kingdom banks that significantly exceed FDIC and FSCS insurance limits and expect we will continue to do so. We regularly monitor bank financial strength and other factors in determining where to maintain cash deposits but may not be able to fully mitigate the risk of possible bank failures.

Our short-term investments, which were $2.5 million as of March 31, 2024, are investments in marketable securities with high credit ratings as required by our investment policy and are not insured or guaranteed.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Investing in our Ordinary shares involves a high degree of risk. We describe risks associated with our business in Part I, Item 1A: “Risk Factors” of our 2023 Form 10-K. Each of the risks described in those Risk Factors may be relevant to decisions regarding an investment in or ownership of our Ordinary shares. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our Ordinary shares to decline. You should carefully consider such risks and the other information contained in this report, including our condensed consolidated interim financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our Ordinary shares.

There are no additional material changes to the Risk Factors in our 2023 Form 10-K of which we are currently aware; but our Risk Factors cannot anticipate and fully address all possible risks of investing in our Ordinary shares, the risks of investing in our Ordinary shares may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents Ordinary shares repurchased pursuant to our Ordinary share buyback program for the three months ended March 31, 2024.

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (2)
January 1 - January 31, 2024	2,530,691	$4.24	2,530,691	$14,120,274
February 1 - February 29, 2024	1,888,295	$4.77	1,888,295	$100,000,000
March 1 - March 31, 2024	1,804,185	$4.36	1,804,185	$92,130,860

(1)	Excludes broker and transaction fees.
(2)
Our board of directors authorized a share buyback program of our outstanding Ordinary shares, which commenced in June 2023 and does not have an expiration date (the “Buyback Program”). In 2023, our board of directors authorized up to $80.0 million of buybacks under the Buyback Program. In February 2024, our board of directors authorized up to $100.0 million for use under the Buyback Program, including any remaining authority from the 2023 board of directors authorization, subject to satisfying required conditions under the Israeli Companies Law and the Companies Regulations (Reliefs for Corporations, Which Securities Are Listed on Foreign Stock Exchanges) 2000. The Buyback Program permits us to purchase our Ordinary shares from time to time in the open market, including through trading plans intended to comply with Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. The timing and amount of any share buybacks will be subject to market conditions and other factors determined by the Company. The Company may suspend, modify or discontinue the program at any time in its sole discretion without prior notice.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Rule 10b5-1 Trading Plans

Each of the following trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

On March 12, 2024 the trustee on behalf of a family trust established by Eldad Maniv, President and Chief Operating Officer, adopted a 10b5-1 trading plan providing for the potential sale of up to 2,000,000 Ordinary shares of the Company. The duration of the plan is until the earlier of December 13, 2024 or the completion of all transactions subject to the plan.

On March 14, 2024 Kristy Sundjaja, Chief People Officer, adopted a 10b5-1 trading plan providing for the potential sale of up to 120,000 Ordinary shares of the Company. The duration of the plan is until the earlier of July 31, 2025 or the completion of all transactions subject to the plan.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on this 8th day of May 2024.

By: /s/ Stephen C. Walker
Name: Stephen C. Walker
Title: Chief Financial Officer