Form 10-Q
period 2024-06-30
Taboola.com Ltd.
filed 2024-08-07
CIK 1840502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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
 ☐ Yes ☒ No

As of July 31, 2024 the Registrant had a total of 335,676,527 outstanding shares, which includes 291,466,121 Ordinary shares and 44,210,406 Non-voting Ordinary shares.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED INTERIM BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30,	December 31,
	2024	2023
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$182,198	$176,108
Short-term investments	—	5,725
Restricted deposits	1,334	1,407
Trade receivables (net of allowance for credit losses of $7,416 and $10,207 as of June 30, 2024 and December 31, 2023, respectively) (1)	281,674	306,307
Prepaid expenses and other current assets	69,598	69,865
Total current assets	534,804	559,412
NON-CURRENT ASSETS
Long-term prepaid expenses	25,584	39,602
Commercial agreement asset	289,451	289,451
Restricted deposits	4,203	4,247
Operating lease right of use assets	56,138	61,746
Property and equipment, net	71,846	72,155
Intangible assets, net	93,565	125,258
Goodwill	555,931	555,931
Total non-current assets	1,096,718	1,148,390
Total assets	$1,631,522	$1,707,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables (2)	$270,406	$282,012
Short-term operating lease liabilities	19,463	20,264
Accrued expenses and other current liabilities	118,664	118,689
Current maturities of long-term loan	—	3,000
Total current liabilities	408,533	423,965
LONG-TERM LIABILITIES
Long-term loan, net of current maturities	145,778	142,164
Long-term operating lease liabilities	42,721	49,450
Warrants liability	2,242	6,129
Deferred tax liabilities, net	6,914	14,815
Other long-term liabilities	15,101	14,217
Total long-term liabilities	212,756	226,775
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY
Ordinary shares with no par value- Authorized: 700,000,000 as of June 30, 2024 and December 31, 2023; 291,715,209 and 295,670,620 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Non-voting Ordinary shares with no par value- Authorized: 46,000,000 as of June 30, 2024 and December 31, 2023; 44,210,406 and 45,198,702 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Treasury Ordinary shares, at cost - 27,775,351 (26,787,055 Ordinary shares and 988,296 Non-voting Ordinary shares) and 15,240,471 Ordinary shares as of June 30, 2024 and December 31, 2023, respectively	(109,978)	(55,513)
Additional paid-in capital	1,301,159	1,262,093
Accumulated other comprehensive income (loss)	(39)	942
Accumulated deficit	(180,909)	(150,460)
Total shareholders’ equity	1,010,233	1,057,062
Total liabilities and shareholders’ equity	$1,631,522	$1,707,802

(1) Includes related party trade receivables of $43,232 and $12,297, as of June 30, 2024 and December 31, 2023, respectively.
(2) Includes related party trade payables of $59,194 and $38,657, as of June 30, 2024 and December 31, 2023, respectively.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

CONSOLIDATED INTERIM STATEMENTS OF LOSS

U.S. dollars in thousands, except share and per share data

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	Unaudited
Revenues (1)	$428,160	$332,004	$842,168	$659,690

Cost of revenues:
Traffic acquisition cost (2)	278,620	208,870	553,740	420,816
Other cost of revenues	34,762	26,077	64,697	52,225
Total cost of revenues	313,382	234,947	618,437	473,041

Gross profit	114,778	97,057	223,731	186,649

Operating expenses:
Research and development	33,288	34,001	69,537	65,986
Sales and marketing	64,837	61,198	132,445	121,767
General and administrative	24,284	26,858	47,613	52,694
Total operating expenses	122,409	122,057	249,595	240,447

Operating loss	(7,631)	(25,000)	(25,864)	(53,798)
Finance income (expenses), net	1,004	(3,827)	(2,634)	(6,981)

Loss before income taxes	(6,627)	(28,827)	(28,498)	(60,779)
Income tax benefit (expenses)	2,336	(2,487)	(1,951)	(1,848)
Net loss	$(4,291)	$(31,314)	$(30,449)	$(62,627)

Net loss per share attributable to Ordinary and Non-voting Ordinary shareholders, basic and diluted	$(0.01)	$(0.09)	$(0.09)	$(0.18)
Weighted-average shares used in computing net loss per share attributable to Ordinary and Non-voting Ordinary shareholders, basic and diluted	342,566,112	351,585,059	344,003,462	342,491,457

(1) Includes revenues from related party of $60,302 and $7,190, for the three months ended June 30, 2024 and 2023, respectively, and $112,426 and $14,304, for the six months ended June 30, 2024 and 2023, respectively.
(2) Includes traffic acquisition cost to related party of $78,433 and $0, for the three months ended June 30, 2024 and 2023, respectively, and $152,044 and $0, for the six months ended June 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	Unaudited
Net loss	$(4,291)	$(31,314)	$(30,449)	$(62,627)
Other comprehensive loss:
Unrealized and realized gains on available-for-sale marketable securities, net	7	130	6	457
Unrealized gains (losses) on derivative instruments, net	(211)	199	(987)	(457)
Other comprehensive income (loss)	(204)	329	(981)	—
Comprehensive loss	$(4,495)	$(30,985)	$(31,430)	$(62,627)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDERS’ EQUITY

U.S. dollars in thousands, except share and per share data

	Non-voting Ordinary shares		Ordinary shares		Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity

	Number	Amount	Number	Amount

Balance as of April 1, 2024 (unaudited)	45,198,702	$—	293,413,305	$—	$(83,271)	$1,280,715	$(176,618)	$165	$1,020,991
Share-based compensation expenses	—	—	—	—	—	19,005	—	—	19,005
Repurchase of Ordinary shares	(988,296)	—	(5,323,413)	—	(26,707)	—	—	—	(26,707)
Exercise of options and vested RSUs	—	—	3,625,317	—	—	2,417	—	—	2,417
Payments of tax withholding for share-based compensation	—	—	—	—	—	(978)	—	—	(978)
Other comprehensive loss	—	—	—	—	—	—	—	(204)	(204)
Net loss	—	—	—	—	—	—	(4,291)	—	(4,291)
Balance as of June 30, 2024 (unaudited)	44,210,406	$—	291,715,209	$—	$(109,978)	$1,301,159	$(180,909)	$(39)	$1,010,233

	Non-voting Ordinary shares		Ordinary shares		Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity

	Number	Amount	Number	Amount

Balance as of April 1, 2023 (unaudited)	45,198,702	$—	297,822,375	$—	$—	$1,209,559	$(99,733)	$(1,163)	$1,108,663
Share-based compensation expenses	—	—	—	—	—	17,215	—	—	17,215
Repurchase of Ordinary shares	—	—	(1,442,000)	—	(4,358)	—	—	—	(4,358)
Exercise of options and vested RSUs	—	—	4,256,660	—	—	915	—	—	915
Payments of tax withholding for share-based compensation	—	—	—	—	—	(1,117)	—	—	(1,117)
Other comprehensive income	—	—	—	—	—	—	—	329	329
Net loss	—	—	—	—	—	—	(31,314)	—	(31,314)
Balance as of June 30, 2023 (unaudited)	45,198,702	$—	300,637,035	$—	$(4,358)	$1,226,572	$(131,047)	$(834)	$1,090,333

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDERS’ EQUITY

U.S. dollars in thousands, except share and per share data

	Non-voting Ordinary shares		Ordinary shares		Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity

	Number	Amount	Number	Amount

Balance as of January 1, 2024	45,198,702	$—	295,670,620	$—	$(55,513)	$1,262,093	$(150,460)	$942	$1,057,062
Share-based compensation expenses	—	—	—	—	—	36,012	—	—	36,012
Repurchase of Ordinary shares	(988,296)	—	(11,546,584)	—	(54,465)	—	—	—	(54,465)
Exercise of options and vested RSUs	—	—	7,009,773	—	—	4,741	—	—	4,741
Connexity issuance of Holdback	—	—	581,400	—	—	—	—	—	—
Payments of tax withholding for share-based compensation	—	—	—	—	—	(1,687)	—	—	(1,687)
Other comprehensive loss	—	—	—	—	—	—	—	(981)	(981)
Net loss	—	—	—	—	—	—	(30,449)	—	(30,449)
Balance as of June 30, 2024 (unaudited)	44,210,406	$—	291,715,209	$—	$(109,978)	$1,301,159	$(180,909)	$(39)	$1,010,233

	Non-voting Ordinary shares		Ordinary shares		Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity

	Number	Amount	Number	Amount

Balance as of January 1, 2023	—	$—	254,133,863	$—	$—	$903,789	$(68,420)	$(834)	$834,535
Share-based compensation expenses	—	—	—	—	—	33,949	—	—	33,949
Repurchase of Ordinary shares	—	—	(1,442,000)	—	(4,358)	—	—	—	(4,358)
Exercise of options and vested RSUs	—	—	7,838,081	—	—	2,679	—	—	2,679
Connexity issuance of Holdback	—	—	581,400	—	—	—	—	—	—
Issuance of Ordinary shares and Non-voting Ordinary shares related to Commercial agreement	45,198,702	—	39,525,691	—	—	288,063	—	—	288,063
Payments of tax withholding for share-based compensation	—	—	—	—	—	(1,908)	—	—	(1,908)
Net loss	—	—	—	—	—	—	(62,627)	—	(62,627)
Balance as of June 30, 2023 (unaudited)	45,198,702	$—	$300,637,035	$—	$(4,358)	$1,226,572	$(131,047)	$(834)	$1,090,333

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2024	2023
	Unaudited
Cash flows from operating activities
Net loss	$(30,449)	$(62,627)

Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	51,183	45,393
Share-based compensation expenses	34,706	32,617
Net loss from financing expenses	778	236
Revaluation of the Warrants liability	(3,887)	(974)
Amortization of loan and credit facility issuance costs	729	891
Amortization of premium and accretion of discount on short-term investments, net	83	(530)
Change in operating assets and liabilities:
Decrease in trade receivables, net (1)	24,633	39,271
Decrease in prepaid expenses and other current assets and long-term prepaid expenses	14,990	8,642
Decrease in trade payables (2)	(11,897)	(29,730)
Increase in accrued expenses and other current liabilities and other long-term liabilities	1,578	1,812
Decrease in deferred taxes, net	(7,901)	(6,494)
Change in operating lease right of use assets	9,284	8,075
Change in operating lease liabilities	(11,206)	(7,460)
Net cash provided by operating activities	72,624	29,122

Cash flows from investing activities
Purchase of property and equipment, including capitalized internal-use software	(18,222)	(10,178)
Business acquisition deferred payment	(719)	—
Investments in restricted deposits	—	(341)
Proceeds from maturities of short-term investments	5,765	77,636
Purchase of short-term investments	—	(21,991)
Net cash provided by (used in) investing activities	(13,176)	45,126

Cash flows from financing activities
Issuance costs	(695)	—
Exercise of options and vested RSUs	4,741	2,456
Payment of tax withholding for share-based compensation expenses	(1,687)	(1,908)
Repurchase of Ordinary shares	(54,465)	(4,358)
Payments on account of repurchase of Ordinary shares	(474)	—
Repayment of long-term loan	—	(31,500)
Net cash used in financing activities	(52,580)	(35,310)

Exchange rate differences on balances of cash and cash equivalents	(778)	(236)
Increase in cash and cash equivalents	6,090	38,702
Cash and cash equivalents - at the beginning of the period	176,108	165,893
Cash and cash equivalents - at end of the period	$182,198	$204,595

(1) Includes an increase in related party trade receivables of $30,935 and $421, for the six months ended June 30, 2024 and 2023, respectively.
(2) Includes an increase (decrease) in related party trade payables of $20,537 and ($4,920), for the six months ended June 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2024	2023
	Unaudited
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$9,600	$6,833
Interest	$7,294	$9,767
Non-cash investing and financing activities:
Purchase of property and equipment, including capitalized internal-use software	$292	$1,705
Share-based compensation included in capitalized internal-use software	$1,306	$1,332
Creation of operating lease right-of-use assets	$3,676	$5,593

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

The Company and Yahoo are still in the Commercial agreement transition period (as defined in the Commercial agreement), consequently, the exclusivity period has not begun. For the three and six months ended June 30, 2024 and 2023, the Company did not record amortization expenses of the Commercial agreement asset.

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

In the opinion of the Company’s management, the unaudited consolidated interim financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s unaudited interim consolidated financial statements. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024, or any other future interim or annual period.

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

As of June 30, 2024, the impacts to the Company’s business due to geopolitical developments, such as the wars in Israel and Ukraine and other active or possible hostilities, and macroeconomic factors, such as rising interest rates, inflation and changes in foreign currency exchange rates, continue to evolve. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

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

As of June 30, 2024, the Company had a single customer representing 15.3% of the trade receivables balance. For the three and six months ended June 30, 2024, the same customer accounted for 14.1% and 13.3% of total revenues, respectively (see Note 12).

As of December 31, 2023, no single customer represented 10% or more of trade receivables. No single customer accounted for more than 10% of total revenue for the three and six months ended June 30, 2023.

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2023, as filed with the SEC on February 28, 2024. There have been no significant changes to these policies during the six months ended June 30, 2024.

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

NOTE 3:-	CASH AND CASH EQUIVALENTS
The following table presents for each reported period, the breakdown of cash and cash equivalents:

	June 30,	December 31,
	2024	2023
	Unaudited
Cash	$112,764	$99,811
Money market funds	68,972	72,510
Time deposits	462	3,787
Total cash and cash equivalents	$182,198	$176,108

NOTE 4:-	FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. The Company did not have any transfers between fair value measurements levels during the six months ended June 30, 2024.

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2024 and December 31, 2023, by level within the fair value hierarchy:

		Fair value measurements as of
Description	Fair Value Hierarchy	June 30, 2024	December 31, 2023
		Unaudited
Assets:
Cash equivalents:
Money market funds	Level 1	$68,972	$72,510
Short-term investments:
Corporate debt securities	Level 2	$—	$3,651
Commercial paper	Level 2	$—	$2,074
Derivative instruments asset:
Derivative instruments designated as cash flow hedging instruments	Level 2	$—	$948

Liabilities:
Warrants liability:
Public Warrants	Level 1	$(1,496)	$(4,253)
Private Warrants	Level 3	$(746)	$(1,876)
Derivative instruments liability:
Derivative instruments designated as cash flow hedging instruments	Level 2	$(39)	$—

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 4:-	FAIR VALUE MEASUREMENTS (Cont.)

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

The key inputs into the Black-Scholes model for the Private Warrants were as follows:

Input	June 30, 2024	December 31, 2023
	Unaudited
Risk-free interest rate	4.60% - 4.87%	4.04% - 4.28%
Expected term (years)	1.25 - 2.00	1.75 - 2.50
Expected volatility	53.7% - 64.8%	61.1% - 63.9%
Exercise price	$11.50	$11.50
Underlying share price	$3.44	$4.33

The Company’s use of a Black-Scholes model required the use of subjective assumptions:
●	The risk-free interest rate assumption was interpolated based on constant maturity U.S. Treasury rates over a term commensurate with the expected term of the Private Warrants.
●
The expected term was based on the maturity of the Private Warrants of five years following June 29, 2021, the Business Combination date, and for certain Private Warrants the maturity was determined to be five years from the date of the October 1, 2020, ION initial public offering effective date.

●
The expected volatility is based on the Company’s share price volatility. For periods prior January 1, 2024, the expected share volatility assumption was based on the implied volatility from a set of comparable publicly-traded companies as determined based on size and proximity, as the Company did not have sufficient trading history

The following table presents the changes in the fair value of Warrants liability:

	Private	Public	Total
Input	Warrants	Warrants	Warrants
Fair value as of December 31, 2023	$1,876	$4,253	$6,129
Change from private to public holdings	(77)	77	—
Change in fair value	(1,053)	(2,834)	(3,887)
Fair value as of June 30, 2024 (unaudited)	$746	$1,496	$2,242

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 5:-	SHORT-TERM INVESTMENTS

As of June 30, 2024, the Company did not hold available-for-sale marketable securities.

The following is a summary of available-for-sale marketable securities as of December 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$3,654	$—	$(3)	$3,651
Commercial paper	2,077	—	(3)	2,074
Total	$5,731	$—	$(6)	$5,725

NOTE 6:-	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of June 30, 2024 and December 31, 2023, the notional amounts of the Company’s derivative instruments designated as cash flow hedging instruments outstanding in U.S. dollars amounted to $19,154 and $39,347, respectively.

Gross notional amounts do not quantify risk or represent assets or liabilities of the Company but are used in the calculation of settlements under the contracts.

The Company records all cash flow hedging instruments on the consolidated balance sheets at fair value.

The fair values of outstanding derivative instruments designated as cash flow hedging instruments were as follows:

	June 30, 2024	December 31, 2023
	Unaudited
Prepaid expenses and other current assets	$—	$948
Accrued expenses and other current liabilities	$39	$—

The gains (losses) related to cash flow hedging instruments, recorded in the consolidated interim statements of loss, for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	Unaudited
Cost of revenues	$—	$(54)	$15	$(82)
Research and development	—	(536)	174	(851)
Sales and marketing	—	(100)	43	(156)
General and administrative	—	(104)	35	(153)
Total gains (losses) recognized in the consolidated statements of loss, net	$—	$(794)	$267	$(1,242)

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 6:-	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Cont.)

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

The changes in unrealized gains (losses) on the Company’s derivative instruments recorded in accumulated other comprehensive income (loss) were as follows:

	Six months ended June 30,
	2024	2023
	Unaudited
Unrealized gains (losses) on derivative instruments at the beginning of the period	$948	$(313)
Changes in fair value of derivative instruments	(720)	(1,699)
Reclassification of losses (gains) recognized in the consolidated interim statements of loss from accumulated other comprehensive income (loss)	(267)	1,242
Unrealized losses on derivative instruments at the end of the period (unaudited)	$(39)	$(770)
All net deferred losses in accumulated other comprehensive income (loss) as of June 30, 2024, are expected to be recognized over the next twelve months as operating expenses in the same financial statement line item in the consolidated interim statements of loss to which the derivative relates.

NOTE 7:-	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

There was no impairment or additions to goodwill during the three and six months ended June 30, 2024.

Intangible Assets, Net

Definite-lived intangible assets, net consist of the following:
June 30, 2024	Gross Fair Value	Accumulated Amortization	Net Book Value
Merchant/Network affiliate relationships	$146,547	$(92,270)	$54,277
Technology	74,193	(49,285)	24,908
Publisher relationships	42,933	(30,411)	12,522
Tradenames	24,097	(22,764)	1,333
Customer relationship	13,146	(12,621)	525
Total (unaudited)	$300,916	$(207,351)	$93,565
December 31, 2023	Gross Fair Value	Accumulated Amortization	Net Book Value
Merchant/Network affiliate relationships	$146,547	$(75,987)	$70,560
Technology	74,193	(43,535)	30,658
Publisher relationships	42,933	(25,044)	17,889
Tradenames	24,097	(18,739)	5,358
Customer relationships	13,146	(12,353)	793
Total	$300,916	$(175,658)	$125,258

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 7:-	GOODWILL AND INTANGIBLE ASSETS, NET (Cont.)

Amortization expenses for intangible assets were $15,758 and $15,962, for the three months ended June 30, 2024 and 2023, respectively, and $31,693 and $31,931, for the six months ended June 30, 2024 and 2023, respectively.
The estimated future amortization expense of definite-lived intangible assets as of June 30, 2024, is as follows (unaudited):
Year Ending December 31,
2024 (Remainder)	$28,825
2025	51,407
2026	13,244
2027	89
Total	$93,565

NOTE 8:-	FINANCING ARRANGEMENTS
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
The Credit Agreement also contains customary representations, covenants and events of default. Failure to meet the covenants beyond applicable grace periods could result in acceleration of outstanding borrowings and/or termination of the Facility. As of June 30, 2024, the Company was in compliance with the Facility covenants.

As of June 30, 2024, the Company’s outstanding principal amount of debt under the Credit Agreement was $152,735.
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

The total interest expenses, including issuance costs amortization, recognized in connection with the long-term loan were $3,967 and $5,027, for the three months ended June 30, 2024 and 2023, respectively, and $7,908 and $10,500, for the six months ended June 30, 2024 and 2023, respectively. The long-term loan interest and issuance costs amortization, included as interest expenses, are recognized through the remaining term of the Credit agreement using the effective interest rate.

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
As of June 30, 2024, the Company was in compliance with the financial covenants and had no outstanding borrowings under the Revolving Credit Agreement.
As of June 30, 2024 and December 31, 2023, deferred financing costs associated with entering into the Revolving Credit Agreement in the total amount of $778 and $893, respectively, were included in short-term and long-term prepaid expenses in the Company’s consolidated balance sheets.
The deferred financing costs are amortized on a straight-line basis over the term of the Revolving Credit Agreement. Deferred financing costs amortization amounted to $52 and $65, for the three months ended June 30, 2024 and 2023, respectively, and $115 and $ 127, for the six months ended June 30, 2024 and 2023, respectively.

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

Share Buyback Program

The Company’s board of directors authorized a share buyback program of the Company’s outstanding Ordinary shares, which commenced in June 2023 and does not have an expiration date (the “Buyback Program”). In 2023, the Company’s board of directors authorized up to $80,000 of buybacks under the Buyback Program. In February 2024, the Company’s board of directors authorized up to $100,000 for use under the Buyback Program, including any remaining authority from the 2023 board of directors authorization, subject to satisfying required conditions under the Israeli Companies Law and the Companies Regulations (Reliefs for Corporations, Which Securities Are Listed on Foreign Stock Exchanges) - 2000. As permitted by the Buyback Program, share repurchases may be made from time to time, in privately negotiated transactions or in the open market, including through trading plans, at the discretion of the Company’s management and as permitted by securities laws and other legal requirements. The Buyback Program does not obligate the Company to repurchase any specific number of shares and the number of shares repurchased may depend upon market and economic conditions and other factors. The Buyback Program may be discontinued, modified or suspended at any time.

During the six months ended June 30, 2024, the Company repurchased 12,534,880 of its shares, consisting of 11,546,584 Ordinary shares, and 988,296 Non-voting Ordinary shares (see Note 12) at an average price of $4.32 per share (excluding broker and transaction fees of $289). As of June 30, 2024, the Company had remaining authorization under the Buyback Program to repurchase Ordinary shares up to an aggregate amount of $65,557, subject to satisfying required conditions under the Companies Law and Companies Regulations.

Share Incentive Plans

a.
In addition to the Buyback Program detailed above, the Company utilizes a net issuance mechanism to satisfy tax withholding obligations related to equity-based compensation on behalf of its directors, officers and other employees (the “Net Issuances”). In April 2024, the Company satisfied the required conditions, as set forth in the Israeli Companies Law and the Companies Regulations, to conduct future repurchases of its Ordinary shares under the Buyback Program and Net Issuances in an aggregate amount up to $100,000, which amount was partly utilized under the Company’s previous Israeli court authorization. The Company’s board of directors have the authority to determine the amount to be utilized for Net Issuances and Ordinary share repurchases.

For the six months ended June 30, 2024 and 2023, the Company utilized the net issuance mechanism in connection with equity-based compensation for certain Office Holders, which resulted in a tax withholding payment by the Company of $1,687 and $1,908, respectively, which were recorded as a reduction of additional paid-in capital.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 9:-	SHAREHOLDERS’ EQUITY AND SHARE INCENTIVE PLANS (Cont.)

b.	The following is a summary of share option activity and related information for the six months ended June 30, 2024 (including employees, directors, officers and consultants of the Company):

	Outstanding Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2024	29,291,285	$3.35	5.27	$57,118
Exercised	(2,374,502)	2.02	—	5,361
Forfeited	(406,921)	3.55	—	—
Balance as of June 30, 2024 (unaudited)	26,509,862	$3.47	5.12	$34,151
Exercisable as of June 30, 2024 (unaudited)	23,250,859	$3.04	4.88	$31,955

During the six months ended June 30, 2024, the Company did not grant options.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period.

As of June 30, 2024, unrecognized share-based compensation cost related to unvested share options was $9,033, which is expected to be recognized over a weighted-average period of 1.1 years.

c.	The following is a summary of the RSU activity and related information for the six months ended June 30, 2024:

	Outstanding Restricted Shares Unit	Weighted Average Grant Date Fair Value

Balance as of January 1, 2024	23,479,308	$5.13
Granted	13,301,250	4.71
Vested (*)	(4,635,271)	5.43
Forfeited	(1,074,647)	4.74
Balance as of June 30, 2024 (unaudited)	31,070,640	$4.92

(*) A portion of the shares that vested were netted out to satisfy the tax obligations of the recipients. During the six months ended June 30, 2024, a total of 377,254 RSUs were canceled to satisfy tax obligations, resulting in net issuance of 377,251 Ordinary shares.
The total release date fair value of RSUs was $20,702, during the six months ended June 30, 2024.
As of June 30, 2024, unrecognized share-based compensation cost related to unvested RSUs was $131,612, which is expected to be recognized over a weighted-average period of 2.76 years.

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 9:-	SHAREHOLDERS’ EQUITY AND SHARE INCENTIVE PLANS (Cont.)

The total share-based compensation expense related to all of the Company’s share-based awards recognized for the three and six months ended June 30, 2024 and 2023, was comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	Unaudited
Cost of revenues	$1,096	$1,039	$2,107	$2,083
Research and development	6,852	6,181	13,230	12,025
Sales and marketing	4,532	4,401	8,855	8,686
General and administrative	5,825	4,914	10,514	9,823
Total share-based compensation expense	$18,305	$16,535	$34,706	$32,617

NOTE 10:-	INCOME TAXES

The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses and tax regulations. The Company’s effective tax rates were 35.2% and (8.6%) for the three months ended June 30, 2024 and 2023, respectively, and (6.8%) and (3.0%) for the six months ended June 30, 2024 and 2023, respectively. The negative effective tax rate results primarily from valuation allowance as well as tax expenses in foreign jurisdictions, partially offset by tax benefits associated with acquired intangible assets mainly in the US.

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

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase primarily software and IT related-based services. As of June 30, 2024, the Company had outstanding non-cancelable purchase obligations in the amount of $22,982.

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

In June 2024, the Company repurchased 988,296 of the Non-voting Ordinary shares at a price of $4.07 per share, based on the terms stipulated in the agreement, for an aggregate purchase price of $4,022 as part of the Buyback Program (see Note 9).

The Company and its affiliates are parties to several agreements in the ordinary course of business with Yahoo and its affiliates. Revenues from the related party are derived from Yahoo’s advertiser spend on our network, for which Yahoo is the billing entity. Traffic acquisition cost to the related party is compensation for placing Taboola’s platform on Yahoo’s digital property. In connection with these agreements, the Company recorded  revenues from Yahoo in the amount of $60,302 and $7,190, for the three months ended June 30, 2024 and 2023, respectively, and in the amount of $112,426 and $14,304, for the six months ended June 30, 2024 and 2023, respectively. In addition, the Company recorded traffic acquisition costs related to Yahoo in the amount of $78,433 and $0, for the three months ended June 30, 2024 and 2023, respectively, and in the amount of $152,044 and $0, for the six months ended June 30, 2024 and 2023, respectively. Certain traffic acquisition costs for the three and six months ended June 30, 2024, noted herein, are unaffiliated with the Yahoo revenues recognized during the three and six months ended June 30, 2024.

As of June 30, 2024 and December 31, 2023, in regards to Yahoo, the Company’s balances of trade receivables were $43,232 and $12,297, respectively, and its balances of trade payables were $59,194 and $38,657, respectively, associated with the revenues presented on both a gross and net basis.

The Company and Yahoo, pursuant to the Omnibus Agreement entered into on November 28, 2022, each agreed to pay certain expenses in connection with the transaction and each party agreed to reimburse the other for some or all of these expenses. Under these arrangements, the Company recognized expenses, net of $502 and $2,623, for the three months ended June 30, 2024 and 2023, respectively, and of $1,025 and $2,623, for the six months ended June 30, 2024 and 2023, respectively.

NOTE 13:-	GEOGRAPHIC INFORMATION

The following table represents total revenue by geographic area based on the Advertisers’ billing address:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	Unaudited
Israel	$26,857	$31,752	$58,322	$77,251
United States	204,871	127,519	398,232	242,295
Germany	36,732	31,594	72,429	62,969
United Kingdom	16,290	17,835	36,364	35,783
Rest of the world	143,410	123,304	276,821	241,392
Total	$428,160	$332,004	$842,168	$659,690

TABOOLA.COM LTD.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 14:-	NET LOSS PER SHARE ATTRIBUTABLE TO ORDINARY SHAREHOLDERS

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	Ordinary shares	Non-voting Ordinary shares	Ordinary shares	Non-voting Ordinary shares	Ordinary shares	Non-voting Ordinary shares	Ordinary shares	Non-voting Ordinary shares
	Unaudited
Numerator:
Net loss attributable to Ordinary shareholders, basic and diluted	$(3,729)	$(562)	$(27,288)	$(4,026)	$(26,461)	$(3,988)	$(55,138)	$(7,489)

Denominator:
Weighted-average shares used in computing net loss per share attributable to Ordinary shareholders, basic and diluted	297,660,641	44,905,471	306,386,357	45,198,702	298,953,005	45,050,457	301,537,937	40,953,520

Net loss per share attributable to Ordinary and non-voting Ordinary shareholders, basic and diluted	$(0.01)	$(0.01)	$(0.09)	$(0.09)	$(0.09)	$(0.09)	$(0.18)	$(0.18)

The potential shares of Ordinary shares that were excluded from the computation of diluted net loss per share attributable to Ordinary shareholders for the periods presented because including them would have been anti-dilutive are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	Unaudited
Warrants	12,349,990	12,349,990	12,349,990	12,349,990
RSUs	31,969,150	26,949,979	29,351,972	26,949,979
Outstanding share options	20,261,177	27,309,646	20,988,867	27,309,646
Issuable Ordinary Shares related to Business Combination under holdback arrangement	581,392	1,744,192	775,192	1,744,192
Total	65,161,709	68,353,807	63,466,021	68,353,807

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with Taboola’s accompanying unaudited consolidated interim financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024 (the “Quarterly Report”) and audited consolidated financial statements and the related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2024. Some of the information contained in this discussion and analysis is set forth in our 2023 Form 10-K, including information with respect to Taboola’s plans and strategy for Taboola’s business, and includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A “Risk Factors” in our 2023 Form 10-K and “Note Regarding Forward-Looking Statements” in our 2023 Form 10-K and elsewhere herein, Taboola’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Throughout this section, unless otherwise noted or the context requires otherwise, “we,” “us,” “our” and the “Company” refer to Taboola and its consolidated subsidiaries, and in references to monetary amounts, “dollars” and “$” refer to U.S. Dollars, and “NIS” refers to New Israeli Shekels.

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

Business and Macroeconomic Conditions

Global economic and geopolitical conditions have been increasingly volatile. Factors such as inflation, rising interest rates, supply chain disruptions and the wars in Israel and Ukraine negatively impacted advertising demand and our yields in 2022 in particular. Further, while the impacts of inflation have relatively stabilized over recent quarters, the higher equipment and labor costs needed to operate our business negatively impacted our business in 2022 and 2023 and caused us to enter 2024 with a lower revenue and Adjusted EBITDA run rate. We do not currently expect additional impact from these factors during 2024, though we continue to monitor macroeconomic conditions closely.

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

Growing Our Advertiser Client Base

We have a large and growing network of Advertisers, across multiple verticals. We had approximately 17,000, 18,000 and 15,000 Advertiser clients working with us directly, or through advertising agencies, worldwide during the fourth quarters of 2023, 2022 and 2021, respectively. The decline from 2022 to 2023 was primarily driven by a channel partner that had a large number of small advertisers that they reduced in 2023. A large portion of our revenue comes from Advertisers with their own specific performance goals, such as obtaining subscribers for email newsletters or acquiring leads for product offerings. These performance Advertisers use our service when they obtain a sufficient return on ad spend to justify their ad spend. We grow the revenue from performance Advertisers in three ways. First, we improve the performance of our network by developing new product features, improving our algorithms and optimizing our supply. Second, we secure increased budgets from existing Advertisers by offering new ad formats and helping them achieve additional goals. Third, we grow our overall Advertiser base by bringing on new Advertisers that we have not worked with previously.

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

Product and Research and Development

We view research and development expenditures as investments that help grow our business over time. These investments, which are primarily in the form of employee salaries and related expenditures and hardware infrastructure, can be broken into two categories. This first category includes product innovations that extend the capabilities of our current product offerings and help us expand into completely new markets. This includes heavy investment in AI (specifically Deep Learning) in the form of server purchases and expenses for data scientists. This category of investment is important to maintain the growth of the business but can also generally be adjusted up or down based on management’s perception of the potential value of different investment options. The second category of investments are those that are necessary to maintain our core business. These investments include items such as purchasing servers and other infrastructure necessary to handle increasing loads of recommendations that need to be served, as well as the personnel necessary to maintain the value delivered to our customers and digital property partners, such as investments in code maintenance for our existing products. This type of investment scales at a slower rate than the growth of our core business.

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

Yahoo Partnership

In November 2022, we announced we had entered into a 30-year exclusive commercial agreement with Yahoo, under which we will power native advertising across all of Yahoo’s digital properties, expanding our native advertising offering. In January 2023 we closed on the various related agreements, including the issuance of 39,525,691 Ordinary shares and 45,198,702 Non-voting Ordinary shares to Yahoo. For further information see Note 1b and Note 12 of Notes to the Unaudited Consolidated Interim Financial Statements.

Key Financial and Operating Metrics

We regularly monitor a number of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

(dollars in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	Unaudited
Revenues	$428,160	$332,004	$842,168	$659,690
Gross profit	$114,778	$97,057	$223,731	$186,649
Net loss	$(4,291)	$(31,314)	$(30,449)	$(62,627)
EPS diluted (1)	$(0.01)	$(0.09)	$(0.09)	$(0.18)
Ratio of net loss to gross profit	(3.7%)	(32.3%)	(13.6%)	(33.6%)
Cash flow provided by operating activities	$38,791	$11,598	$72,624	$29,122
Cash, cash equivalents, short-term deposits and investments	$182,198	$246,851	$182,198	$246,851

Non-GAAP Financial Data (2)
ex-TAC Gross Profit	$149,540	$123,134	$288,428	$238,874
Adjusted EBITDA	$37,231	$15,661	$60,720	$25,783
Non-GAAP Net Income (Loss)	$23,010	$(1,406)	$26,842	$(5,507)
Ratio of Adjusted EBITDA to ex-TAC Gross Profit	24.9%	12.7%	21.1%	10.8%
Free Cash Flow	$26,158	$7,770	$54,402	$18,944

(1)
The weighted-average shares used in the computation of the diluted EPS for the three months ended June 30, 2024 and 2023 are 342,566,112 and 351,585,059, respectively, and for the six months ended June 30, 2024 and 2023 are 344,003,462 and 342,491,457, respectively.

The weighted-average shares for the three months ended June 30, 2024 and 2023 includes 297,660,641 and 306,386,357 Ordinary shares and, 44,905,471 and 45,198,702 Non-voting Ordinary shares, respectively, and for the six months ended June 30, 2024 and 2023 includes 298,953,005 and 301,537,937 Ordinary shares and, 45,050,457 and 40,953,520 Non-voting Ordinary shares, respectively.
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

Limitations on the use of ex-TAC Gross Profit include the following:

●	Traffic acquisition cost is a significant component of our cost of revenues but is not the only component; and
●	ex-TAC Gross Profit is not comparable to our gross profit and by definition ex-TAC Gross Profit presented for any period will be higher than our gross profit for that period.

The following table provides a reconciliation of revenues and gross profit to ex-TAC Gross Profit:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Revenues	$428,160	$332,004	$842,168	$659,690
Traffic acquisition cost	278,620	208,870	553,740	420,816
Other cost of revenues	34,762	26,077	64,697	52,225
Gross profit	$114,778	$97,057	$223,731	$186,649
Add back: Other cost of revenues	34,762	26,077	64,697	52,225
ex-TAC Gross Profit	$149,540	$123,134	$288,428	$238,874

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

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Net loss	$(4,291)	$(31,314)	$(30,449)	$(62,627)
Adjusted to exclude the following:
Finance expenses (income), net	(1,004)	3,827	2,634	6,981
Income tax expenses (benefit)	(2,336)	2,487	1,951	1,848
Depreciation and amortization	25,862	22,792	51,183	45,393
Share-based compensation expenses	15,659	13,890	29,415	27,417
Holdback compensation expenses (1)	2,646	2,645	5,291	5,200
Other costs (2)	695	1,334	695	1,571
Adjusted EBITDA	$37,231	$15,661	$60,720	$25,783

(1)	Represents share-based compensation due to holdback of Ordinary shares issuable under compensatory arrangements relating to Connexity acquisition.
(2)	The three and six months ended June 30, 2024 and June 30, 2023 included one-time professional service costs and one-time costs related to the Commercial agreement, respectively.

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

The following table provides a reconciliation of ratio of net loss to gross profit and Ratio of Adjusted EBITDA to ex-TAC Gross Profit:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Gross profit	$114,778	$97,057	$223,731	$186,649
Net loss	$(4,291)	$(31,314)	$(30,449)	$(62,627)
Ratio of net loss to gross profit	(3.7%)	(32.3%)	(13.6%)	(33.6%)

ex-TAC Gross Profit	$149,540	$123,134	$288,428	$238,874
Adjusted EBITDA	$37,231	$15,661	$60,720	$25,783
Ratio of Adjusted EBITDA margin to ex-TAC Gross Profit	24.9%	12.7%	21.1%	10.8%

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

●	Non-GAAP Net Income (Loss) will generally be more favorable than our net income (loss) for the same period due to the nature of the items being excluded from its calculation; and
●	Non-GAAP Net Income (Loss) is a performance measure and should not be used as a measure of liquidity.

The following table reconciles net income (loss) to Non-GAAP Net Income (Loss) for the periods shown:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Net loss	(4,291)	$(31,314)	(30,449)	$(62,627)
Amortization of acquired intangibles	15,754	15,962	31,689	31,931
Share-based compensation expenses	15,659	13,890	29,415	27,417
Holdback compensation expenses (1)	2,646	2,645	5,291	5,200
Other costs (2)	695	1,334	695	1,571
Revaluation of Warrants	(3,926)	702	(3,887)	(974)
Foreign currency exchange rate losses (gains) (3)	347	(663)	1,388	(234)
Income tax effects	(3,874)	(3,962)	(7,300)	(7,791)
Non-GAAP Net Income (Loss)	$23,010	$(1,406)	$26,842	$(5,507)

(1)	Represents share-based compensation due to holdback of Ordinary shares issuable under compensatory arrangements relating to Connexity acquisition.
(2)	The three and six months ended June 30, 2024 and June 30, 2023 included one-time professional service costs and one-time costs related to the Commercial agreement, respectively.
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

●	This metric does not reflect our future contractual commitments.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Net cash provided by operating activities	$38,791	$11,598	$72,624	$29,122
Purchases of property and equipment, including capitalized internal-use software	(12,633)	(3,828)	(18,222)	(10,178)
Free Cash Flow	$26,158	$7,770	$54,402	$18,944

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

Other cost of revenues

Other cost of revenues includes data center and related costs, depreciation expense related to hardware supporting our platform, amortization expense related to capitalized internal-use software and acquired technology, digital and services taxes, content cost, personnel costs, and allocated facilities costs. Personnel costs include salaries, bonuses, share-based compensation, and employee benefit costs, and are primarily attributable to our operations group, which supports our platform and our Advertisers.

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

Income tax benefit (expenses)

The statutory corporate tax rate in Israel was 23% for the six months ended June 30, 2024 and 2023, although we are entitled to certain tax benefits under Israeli law.

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

As of June 30, 2024, we have an accumulated tax loss carry-forward of approximately $65.0 million in Israel. The tax loss can be offset indefinitely. Non-Israeli subsidiaries are taxed according to the tax laws in their respective jurisdictions.

The following table provides consolidated statements of loss data for the periods indicated:

(dollars in thousands)	Three months ended June 30,
	2024	2023
	Unaudited
Revenues	$428,160	$332,004
Cost of revenues:
Traffic acquisition cost	278,620	208,870
Other cost of revenues	34,762	26,077
Total cost of revenues	313,382	234,947
Gross profit	114,778	97,057
Operating expenses:
Research and development	33,288	34,001
Sales and marketing	64,837	61,198
General and administrative	24,284	26,858
Total operating expenses	122,409	122,057
Operating loss	(7,631)	(25,000)
Finance income (expenses), net	1,004	(3,827)
Loss before income taxes	(6,627)	(28,827)
Income tax benefit (expenses)	2,336	(2,487)
Net loss	$(4,291)	$(31,314)

Comparison of the three months ended June 30, 2024 and 2023

Revenues increased by $96.2 million, or 29.0%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. New digital property partners contributed approximately $103.7 million of new Revenues on a 12-month run rate basis calculated based on their first full month on the network, a majority of which is related to Yahoo supply. Existing digital property partners, including the growth of new digital property partners (beyond the revenue contribution determined based on the run-rate revenue generated by the partners when they are first on-boarded) decreased by approximately $7.5 million. This decrease was primarily driven by lower advertiser rates on existing digital property partners due to spend being served on new Yahoo supply added to the network.

Gross profit increased by $17.7 million, or 18.3%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Ex-TAC Gross Profit, a non-GAAP measure, increased by $26.4 million, or 21.4%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to new digital property partners, a majority of which is related to Yahoo supply.

Total cost of revenues increased by $78.4 million, or 33.4%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Traffic acquisition cost increased by $69.8 million, or 33.4%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Traffic acquisition cost increased at a rate higher than revenue primarily due to a mix shift to lower margin digital properties and decreased yield on digital properties with guarantee obligations.

The cost of guarantees (total payments due under guarantee arrangements in excess of amounts the Company would otherwise be required to pay under revenue sharing arrangements) as a percentage of traffic acquisition costs were approximately 18% and 20% for the three months ended June 30, 2024 and June 30, 2023, respectively.

Other cost of revenues increased by $8.7 million, or 33.3%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily as a result of a $4.7 million increase in data, content, communication and IT related expenses, $2.5 million increase in digital service tax expenses mostly due to the adoption of new legislation in certain jurisdictions and a $1.4 million increase in depreciation expenses related to new product innovation.

Research and development expenses decreased by $0.7 million, or 2.1%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily attributable to $1.2 million decrease in employee related costs, partially offset by $0.6 million increase in depreciation expenses.

Sales and marketing expenses increased by $3.6 million, or 5.9%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily attributable to $3.1 million increase in employee and subcontractor headcount and related costs, including share-based compensation expenses, supporting our growth.

General and administrative expenses decreased by $2.6 million, or 9.6%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, a result of a $1.7 million decrease in insurance expenses in connection with the Yahoo arrangement, and $1.1 million decrease in credit losses expenses, partially offset by an increase of $1.1 million in depreciation expenses.

Finance income (expenses), net increased by $4.8 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, mainly attributable to $3.9 million Warrants liability devaluation in the three months ended June 30, 2024, compared to revaluation of $0.7 million in the three months ended June 30, 2023 and a $1.1 million decrease in interest expense due to the repayments of a portion of the long-term loan in 2023 partially offset by $1.0 million decrease in foreign currency exchange rate gains (losses), net.

Income tax benefit (expenses) increased by $4.8 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Our effective tax rate is affected primarily by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as non-deductible expenses, such as share-based compensation, and changes in our valuation allowance.

The following table provides consolidated statements of loss data for the periods indicated:

(dollars in thousands)	Six months ended June 30,
	2024	2023
	Unaudited
Revenues	$842,168	$659,690
Cost of revenues:
Traffic acquisition cost	553,740	420,816
Other cost of revenues	64,697	52,225
Total cost of revenues	618,437	473,041
Gross profit	223,731	186,649
Operating expenses:
Research and development	69,537	65,986
Sales and marketing	132,445	121,767
General and administrative	47,613	52,694
Total operating expenses	249,595	240,447
Operating loss	(25,864)	(53,798)
Finance expenses, net	(2,634)	(6,981)
Loss before income taxes	(28,498)	(60,779)
Income tax expenses	(1,951)	(1,848)
Net loss	$(30,449)	$(62,627)

Comparison of the six months ended June 30, 2024 and 2023

Revenues increased by $182.5 million, or 27.7%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. New digital property partners contributed approximately $246.9 million of new Revenues on a 12-month run rate basis calculated based on their first full month on the network, a majority of which is related to Yahoo supply. Existing digital property partners, including the growth of new digital property partners (beyond the revenue contribution determined based on the run-rate revenue generated by the partners when they are first on-boarded) decreased by approximately $64.4 million. This decrease was primarily driven by lower advertiser rates on existing digital property partners due to spend being served on new Yahoo supply added to the network.

Gross profit increased by $37.1 million, or 19.9%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Ex-TAC Gross Profit, a non-GAAP measure, increased by $49.6 million, or 20.7%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to new digital property partners, a majority of which is related to Yahoo supply.

Total cost of revenues increased by $145.4 million, or 30.7%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Traffic acquisition cost increased by $132.9 million, or 31.6%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Traffic acquisition cost increased at a rate higher than revenue primarily due to a mix shift to lower margin digital properties and decreased yield on digital properties with guarantee obligations.

The cost of guarantees (total payments due under guarantee arrangements in excess of amounts the Company would otherwise be required to pay under revenue sharing arrangements) as a percentage of traffic acquisition costs were approximately 19% and 20% for the six months ended June 30, 2024 and June 30, 2023, respectively.

Other cost of revenues increased by $12.5 million, or 23.9%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily as a result of a $5.1 million increase in data, content, communication and IT related expenses, $3.9 million increase in depreciation expenses related to new product innovation and $2.9 million increase in digital service tax expenses due to the recent adoption of legislation in certain jurisdictions.

Research and development expenses increased by $3.6 million, or 5.4%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily attributable to $3.1 million increase in employee and subcontractor headcount and related costs, including share-based compensation expenses, reflecting our continued effort to enhance our product offerings and a $0.9 million increase in depreciation expenses.

Sales and marketing expenses increased by $10.7 million, or 8.8%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily attributable to $8.2 million increase in employee and subcontractor headcount and related costs, including share-based compensation expenses, supporting our growth, and $1.5 million in other marketing activities.

General and administrative expenses decreased by $5.1 million, or 9.6%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, a result of a decrease of $2.2 million in insurance expenses in connection with the Yahoo arrangement, a decrease of $2.0 million in credit losses expenses and a decrease of $1.9 million in employee and subcontractors related costs, including share-based compensation expenses, and, partially offset by an increase of $1.1 million in depreciation expenses.

Finance expenses, net decreased by $4.3 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, mainly attributable to $3.0 million decrease in interest expense due to the voluntary repayments of a portion of the long-term loan in 2023, $2.9 million Warrants liability devaluation, partially offset by a $1.6 million increase in foreign currency exchange rate losses.

Income tax expenses increased by $0.1 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Liquidity and Capital Resources

Our primary cash needs are for working capital, personnel costs, contractual obligations, including payments to digital property partners, office leases and software and information technology costs, capital expenditures for servers and capitalized software development, payment of interest and required principal payments on our long-term loan and other commitments. We fund these cash needs primarily from cash generated from operations, as well as from cash and cash equivalents on our balance sheet when required. For the six months ended June 30, 2024 and 2023, we generated cash from operations of $72.6 million and $29.1 million, respectively.

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

As of June 30, 2024 and December 31, 2023, we had $182.2 million and $176.1 million of cash and cash equivalents, respectively, and $5.5 million and $5.7 million in short and long-term restricted deposits, respectively, used, mainly, as security for our lease commitments and $5.7 million of short-term investments as of December 31, 2023. As of June 30, 2024 we did not hold short-term investments. Cash and cash equivalents consist of cash in banks and highly liquid marketable securities investments and money market funds, with an original maturity of three months or less at the date of purchase and are readily convertible to known amounts of cash. Short-term investments generally consist of bank deposits, U.S. government treasuries, commercial paper, corporate debt securities, and U.S. agency bonds.

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

On August 9, 2022 we entered into an incremental revolving credit facility amendment to our existing senior secured credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides for borrowings in an aggregate principal amount of up to $90 million (the “Revolving Facility”). The proceeds of the Revolving Facility can be used to finance working capital needs and general corporate purposes. Borrowings under the Revolving Facility are subject to customary borrowing conditions and will bear interest at a variable annual rate based on Term SOFR or Base Rate plus a fixed margin. The Amended Credit Agreement also contains customary representations, covenants and events of default as well as a financial covenant, which places a limit on our allowable net leverage ratio. As of June 30, 2024, we had no outstanding borrowings under the Revolving Facility.

As of June 30, 2024, our outstanding principal amount of debt under our long-term loan was $152.7 million with the remaining principal amount due at maturity on September 1, 2028.

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

During the six months ended June 30, 2024, we repurchased 12.5 million of our shares, consisting of 11.5 million Ordinary shares and 1.0 million Non-voting Ordinary shares at an average price of $4.32 per share (excluding broker and transaction fees of $0.3 million). As of June 30, 2024 the Company had remaining authorization from our board of directors to repurchase Ordinary shares up to an aggregate amount of $65.6 million, subject to satisfying required conditions under the Israeli Companies Law and the Companies Regulations. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, and Note 9 and Note 12 of Notes to the Unaudited Consolidated Interim Financial Statements.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the risks and uncertainties set forth in our 2023 Form 10-K under Item 1A. “Risk Factors,” and in our subsequent filings with the SEC.

	Six months ended June 30,
	2024	2023
	Unaudited
Cash Flow Data:
Net cash provided by operating activities	$72,624	$29,122
Net cash provided by (used in) investing activities	(13,176)	45,126
Net cash used in financing activities	(52,580)	(35,310)
Exchange rate differences on balances of cash and cash equivalents	(778)	(236)
Increase in cash and cash equivalents	$6,090	$38,702

Operating Activities

During the six months ended June 30, 2024 net cash provided by operating activities was $72.6 million, an increase of $43.5 million, compared to $29.1 million for the same period in 2023. The $72.6 million was related to our net loss of $30.4 million adjusted by non-cash charges of $83.6 million and positive changes in working capital of $19.5 million.

The $83.6 million of non-cash charges consisted of depreciation and amortization of $51.2 million and share-based compensation expense related to vested equity awards of $34.7 million, partially offset by decrease of $3.9 million due to revaluation of Warrants liability.

The $19.5 million increase in cash resulting from changes in working capital primarily consisted of a $24.6 million decrease in trade receivables, net, a $15.0 million decrease in prepaid expenses and other assets, partially offset by a $11.9 million decrease in trade payables and a $7.9 million decrease in deferred taxes, net.

Net cash provided by operating activities of $29.1 million for the six months ended June 30, 2023 was related to our net loss of $62.7 million adjusted by non-cash charges of $77.6 million and changes in working capital of $14.1 million.

The $77.6 million of non-cash charges primarily consisted of depreciation and amortization of $45.4 million and share-based compensation expense related to vested equity awards of $32.6 million.

The $14.1 million increase in cash resulting from changes in working capital primarily consisted of a $39.3 million decrease in trade receivables, net and $8.6 million decrease of in prepaid expenses and other current assets and long-term prepaid expenses, partially offset by $29.7 million decrease in trade payables and $6.5 million decrease in deferred taxes, net.

Investing Activities

During the six months ended June 30, 2024 net cash used in investing activities was $13.2 million, a decrease of $58.3 million, compared to $45.1 million in net cash provided in the same period in 2023. Net cash used in investing activities for the six months ended June 30, 2024 primarily consisted of $18.2 million purchase of property and equipment, including capitalized internal-use software partially offset by $5.8 million proceeds from maturities of short-term investments.

Net cash provided by investing activities of $45.1 million for the six months ended June 30, 2023 primarily consisted of $77.6 million proceeds from maturities of short-term investments partially offset by $22.0 million purchase of short-term investments and $10.2 million purchase of property and equipment, including capitalized internal-use software.

Financing Activities

During the six months ended June 30, 2024 net cash used in financing activities was $52.6 million, an increase of $17.3 million, compared to $35.3 million net cash used in the same period in 2023. Net cash used in financing activities for the six months ended June 30, 2024 primarily consisted of $54.5 million repurchase of Ordinary shares and $1.7 million payment of tax withholding for share-based compensation expenses, partially offset by $4.7 million proceeds received from exercise of options and vested RSUs.

Net cash used in financing activities of $35.3 million for the six months ended June 30, 2023, consisted of $31.5 million repayment of the current portion of long-term loan and $4.4 million repurchase of Ordinary shares and $1.9 million payment of tax withholding for share-based compensation, partially offset by $2.5 million proceeds received from share option exercises and vested RSUs.

Contractual Obligations

The following table discloses aggregate information about material contractual obligations and the periods in which they are due as of June 30, 2024. Future events could cause actual payments to differ from these estimates.

	Contractual Obligations by Period
	2024	2025	2026	2027	2028	Thereafter
	(dollars in thousands)
Debt Obligations (1)	$—	$—	$—	$—	$152,735	$—
Operating Leases (2)	11,301	18,069	13,949	9,624	5,593	8,264
Non-cancellable purchase obligations (3)	16,331	4,141	2,166	344	—	—
Total Contractual Obligations	$27,632	$22,210	$16,115	$9,968	$158,328	$8,264

(1)	Due to our voluntary prepayments, we have no remaining obligations to make quarterly amortization payments under our long-term loan.
(2)	Represents future minimum lease commitments under non-cancellable operating lease agreements.
(3)	Primarily represents non-cancelable amounts for contractual commitments in respect of software and information technology.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty. The table above does not reflect any reduction for prepaid obligations as of June 30, 2024.

As of June 30, 2024, we have a provision related to unrecognized tax benefit liabilities totaling $9.1 million and other provisions related to severance pay and contribution plans, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

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

Foreign Currency Exchange Risk

A 10% increase or decrease of the NIS, Euro, British pound sterling, or the Japanese yen against the U.S. dollar would have impacted the consolidated statements of loss as follows:

	Operating loss impact six months ended June 30,
	2024		2023
	(dollars in thousands)
	+10%	-10%	+10%	-10%
NIS/USD	$(687)	$687	$(126)	$126
EUR/USD	$2,005	$(2,005)	$169	$(169)
GBP/USD	$(1,252)	$1,252	$(104)	$104
JPY/USD	$476	$(476)	$312	$(312)

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

As of June 30, 2024, we had approximately $152.7 million of outstanding borrowings under our long-term loan with a variable interest rate. See Liquidity and Capital Resources for information regarding our incremental revolving credit facility amendment.

Fluctuations in interest rates may impact the level of interest expense recorded on future borrowings. We do not enter into derivative financial instruments, including interest rate swaps, to effectively hedge the effect of interest rate changes or for speculative purposes.

Inflation Risk

The impacts of inflation have resulted in higher equipment and labor costs, consistent with its impact on the general economy. If our costs, in particular labor, sales and marketing, information system, technology and utilities costs, were to become subject to significant inflationary pressures, we might not be able to effectively mitigate such higher costs. Our inability or failure to do so could adversely affect our business, financial condition, and results of operations.

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

As of June 30, 2024, we had a single customer representing 15.3% of the trade receivables balance. For the three and six months ended June 30, 2024, we had a single customer accounted for 14.1% and 13.3%, respectively, of total revenues. As of December 31, 2023, no single customer represented 10% or more of trade receivables. No single customer accounted for more than 10% of total revenue for the three and six months ended June 30, 2023. See Notes 2 and 12 of Notes to the Unaudited Consolidated Interim Financial Statements.

As of June 30, 2024, we maintained cash balances primarily in banks in the United States, the United Kingdom and Israel. In the United States and United Kingdom, the Company deposits are maintained with commercial banks, which are insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”) and Financial Services Compensation Scheme (“FSCS”), which is authorized by the Bank of England (acting in its capacity as the Prudential Regulation Authority), respectively. In Israel, commercial banks do not have government-sponsored deposit insurance. Historically we have not experienced losses related to these balances and believe our credit risk in this area is reasonable. As of June 30, 2024, we maintained cash balances with U.S. and United Kingdom banks that significantly exceed FDIC and FSCS insurance limits and expect we will continue to do so. We regularly monitor bank financial strength and other factors in determining where to maintain cash deposits but may not be able to fully mitigate the risk of possible bank failures.

As of June 30, 2024 the Company did not hold short-term investments.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Investing in our Ordinary shares involves a high degree of risk. We describe risks associated with our business in Part I, Item 1A: "Risk Factors" of our 2023 Form 10-K. Each of the risks described in those Risk Factors may be relevant to decisions regarding an investment in or ownership of our Ordinary shares. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our Ordinary shares to decline. You should carefully consider such risks and the other information contained in this report, including our condensed consolidated interim financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our Ordinary shares.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents Ordinary shares repurchased pursuant to our Ordinary share buyback program for the three months ended June 30, 2024.

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program		(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (2)
April 1 - April 30, 2024	3,266,520	$4.15	3,266,520		$78,581,509
May 1 - May 31, 2024	2,056,893	$4.38	2,056,893		$69,579,077
June 1 - June 30, 2024	988,296	$4.07	988,296	(3)	$65,556,713

(1)	Excludes broker and transaction fees.
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

(3)	Non-voting Ordinary shares. See Note 12 of Notes to the Unaudited Consolidated Interim Financial Statements.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Rule 10b5-1 Trading Plan

The following trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

On May 23, 2024 Lior Golan, Chief Technology Officer, adopted a 10b5-1 trading plan providing for the potential sale of up to 1,017,498 Ordinary shares of the Company. The duration of the plan is until the earlier of February 28, 2025 or the completion of all transactions subject to the plan.

Item 6.	Exhibits

Exhibit No.	Exhibit Description
10.1	Compensation Package for the Board of Directors, amended as of May 28, 2024
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on this 7th day of August 2024.

By:	/s/ Stephen C. Walker
Name: Stephen C. Walker
Title: Chief Financial Officer