Form 10-Q
period 2024-09-30
Taboola.com Ltd.
filed 2024-11-07
CIK 1840502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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
 ☐ Yes ☒ No

As of October 31, 2024 the Registrant had a total of 336,208,207 outstanding shares, which includes 291,997,801 Ordinary shares and 44,210,406 Non-voting Ordinary shares.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TABOOLA.COM LTD.

CONSOLIDATED INTERIM BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30,	December 31,
	2024	2023
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$217,230	$176,108
Short-term investments	—	5,725
Restricted deposits	1,312	1,407
Trade receivables (net of allowance for credit losses of $7,640 and $10,207 as of September 30, 2024 and December 31, 2023, respectively) (1)	297,330	306,307
Prepaid expenses and other current assets	61,995	69,865
Total current assets	577,867	559,412
NON-CURRENT ASSETS
Long-term prepaid expenses	24,470	39,602
Commercial agreement asset	288,061	289,451
Restricted deposits	4,078	4,247
Operating lease right of use assets	60,329	61,746
Property and equipment, net	73,696	72,155
Intangible assets, net	78,485	125,258
Goodwill	555,931	555,931
Total non-current assets	1,085,050	1,148,390
Total assets	$1,662,917	$1,707,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables (2)	$273,618	$282,012
Short-term operating lease liabilities	21,873	20,264
Accrued expenses and other current liabilities	146,732	118,689
Current maturities of long-term loan	—	3,000
Total current liabilities	442,223	423,965
LONG-TERM LIABILITIES
Long-term loan, net of current maturities	146,070	142,164
Long-term operating lease liabilities	44,970	49,450
Warrants liability	1,504	6,129
Deferred tax liabilities, net	3,853	14,815
Other long-term liabilities	12,482	14,217
Total long-term liabilities	208,879	226,775
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY
Ordinary shares with no par value - Authorized: 700,000,000 as of September 30, 2024 and December 31, 2023; 322,370,752 and 310,911,091 shares issued, and 292,633,697 and 295,670,620 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Non-voting Ordinary shares with no par value - Authorized: 46,000,000 as of September 30, 2024 and December 31, 2023; 45,198,702 shares issued, and 44,210,406 and 45,198,702 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Treasury Ordinary shares, at cost - 30,725,351 (29,737,055 Ordinary shares and 988,296 Non-voting Ordinary shares) and 15,240,471 Ordinary shares as of September 30, 2024 and December 31, 2023, respectively	(120,030)	(55,513)
Additional paid-in capital	1,319,043	1,262,093
Accumulated other comprehensive income	165	942
Accumulated deficit	(187,363)	(150,460)
Total shareholders’ equity	1,011,815	1,057,062
Total liabilities and shareholders’ equity	$1,662,917	$1,707,802

(1) Includes related party trade receivables of $51,758 and $12,297, as of September 30, 2024 and December 31, 2023, respectively.
(2) Includes related party trade payables of $50,621 and $38,657, as of September 30, 2024 and December 31, 2023, respectively.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF LOSS

U.S. dollars in thousands, except share and per share data

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	Unaudited
Revenues (1)	$433,012	$360,221	$1,275,180	$1,019,911

Cost of revenues:
Traffic acquisition cost (2)	267,997	231,786	821,737	652,602
Other cost of revenues	32,138	27,776	96,835	80,001
Total cost of revenues	300,135	259,562	918,572	732,603
Gross profit	132,877	100,659	356,608	287,308

Operating expenses:
Research and development	36,727	35,890	106,264	101,876
Sales and marketing	67,808	59,664	200,253	181,431
General and administrative	23,784	23,839	71,397	76,533
Total operating expenses	128,319	119,393	377,914	359,840

Operating income (loss)	4,558	(18,734)	(21,306)	(72,532)
Finance expenses, net	(1,106)	(4,402)	(3,740)	(11,383)
Income (loss) before income taxes	3,452	(23,136)	(25,046)	(83,915)
Income tax expenses	(9,906)	—	(11,857)	(1,848)
Net loss	$(6,454)	$(23,136)	$(36,903)	$(85,763)

Net loss per share attributable to Ordinary and Non-voting Ordinary shareholders, basic and diluted	$(0.02)	$(0.07)	$(0.11)	$(0.25)
Weighted-average shares used in computing net loss per share attributable to Ordinary and Non-voting Ordinary shareholders, basic and diluted	342,886,216	352,591,043	343,606,187	345,631,022

(1) Includes revenues from related party of $44,936 and $12,307, for the three months ended September 30, 2024 and 2023, respectively, and $157,362 and $26,611, for the nine months ended September 30, 2024 and 2023, respectively.
(2) Includes traffic acquisition cost to related party of $53,104 and $9,869, for the three months ended September 30, 2024 and 2023, respectively, and $205,148 and $9,869, for the nine months ended September 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	Unaudited
Net loss	$(6,454)	$(23,136)	$(36,903)	$(85,763)
Other comprehensive income (loss):
Unrealized and realized gains on available-for-sale marketable securities, net	—	46	6	503
Unrealized gains (losses) on derivative instruments, net	204	570	(783)	113
Other comprehensive income (loss)	204	616	(777)	616
Comprehensive loss	$(6,250)	$(22,520)	$(37,680)	$(85,147)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDERS’ EQUITY

U.S. dollars in thousands, except share and per share data

	Non-voting Ordinary shares		Ordinary shares		Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity

	Number	Amount	Number	Amount

Balance as of July 1, 2024 (unaudited)	44,210,406	$—	291,715,209	$—	$(109,978)	$1,301,159	$(180,909)	$(39)	$1,010,233
Share-based compensation expenses	—	—	—	—	—	17,625	—	—	17,625
Repurchase of Ordinary shares	—	—	(2,950,000)	—	(10,052)	—	—	—	(10,052)
Exercise of options and vested RSUs	—	—	3,287,091	—	—	968	—	—	968
Connexity issuance of Holdback	—	—	581,397	—	—	—	—	—	—
Payments of tax withholding for share-based compensation	—	—	—	—	—	(709)	—	—	(709)
Other comprehensive income	—	—	—	—	—	—	—	204	204
Net loss	—	—	—	—	—	—	(6,454)	—	(6,454)
Balance as of September 30, 2024 (unaudited)	44,210,406	$—	292,633,697	$—	$(120,030)	$1,319,043	$(187,363)	$165	$1,011,815

	Non-voting Ordinary shares		Ordinary shares		Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity

	Number	Amount	Number	Amount

Balance as of July 1, 2023 (unaudited)	45,198,702	$—	300,637,035	$—	$(4,358)	$1,226,572	$(131,047)	$(834)	$1,090,333
Share-based compensation expenses	—	—	—	—	—	16,650	—	—	16,650
Repurchase of Ordinary shares	—	—	(5,230,915)	—	(18,799)	—	—	—	(18,799)
Exercise of options and vested RSUs	—	—	4,705,408	—	—	2,750	—	—	2,750
Connexity issuance of Holdback	—	—	581,400	—	—	—	—	—	—
Payments of tax withholding for share-based compensation	—	—	—	—	—	(1,305)	—	—	(1,305)
Other comprehensive income	—	—	—	—	—	—	—	616	616
Net loss	—	—	—	—	—	—	(23,136)	—	(23,136)
Balance as of September 30, 2023 (unaudited)	45,198,702	$—	300,692,928	$—	$(23,157)	$1,244,667	$(154,183)	$(218)	$1,067,109

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDERS’ EQUITY

U.S. dollars in thousands, except share and per share data

	Non-voting Ordinary shares		Ordinary shares		Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity

	Number	Amount	Number	Amount

Balance as of January 1, 2024	45,198,702	$—	295,670,620	$—	$(55,513)	$1,262,093	$(150,460)	$942	$1,057,062
Share-based compensation expenses	—	—	—	—	—	53,637	—	—	53,637
Repurchase of Ordinary shares	(988,296)	—	(14,496,584)	—	(64,517)	—	—	—	(64,517)
Exercise of options and vested RSUs	—	—	10,296,864	—	—	5,709	—	—	5,709
Connexity issuance of Holdback	—	—	1,162,797	—	—	—	—	—	—
Payments of tax withholding for share-based compensation	—	—	—	—	—	(2,396)	—	—	(2,396)
Other comprehensive loss	—	—	—	—	—	—	—	(777)	(777)
Net loss	—	—	—	—	—	—	(36,903)	—	(36,903)
Balance as of September 30, 2024 (unaudited)	44,210,406	$—	292,633,697	$—	$(120,030)	$1,319,043	$(187,363)	$165	$1,011,815

	Non-voting Ordinary shares		Ordinary shares		Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity

	Number	Amount	Number	Amount

Balance as of January 1, 2023	—	$—	254,133,863	$—	$—	$903,789	$(68,420)	$(834)	$834,535
Share-based compensation expenses	—	—	—	—	—	50,599	—	—	50,599
Repurchase of Ordinary shares	—	—	(6,672,915)	—	(23,157)	—	—	—	(23,157)
Exercise of options and vested RSUs	—	—	12,543,489	—	—	5,429	—	—	5,429
Connexity issuance of Holdback	—	—	1,162,800	—	—	—	—	—	—
Issuance of Ordinary shares and Non-voting Ordinary shares related to Commercial agreement	45,198,702	—	39,525,691	—	—	288,063	—	—	288,063
Payments of tax withholding for share-based compensation	—	—	—	—	—	(3,213)	—	—	(3,213)
Other comprehensive income	—	—	—	—	—	—	—	616	616
Net loss	—	—	—	—	—	—	(85,763)	—	(85,763)
Balance as of September 30, 2023 (unaudited)	45,198,702	$—	$300,692,928	$—	$(23,157)	$1,244,667	$(154,183)	$(218)	$1,067,109

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2024	2023
	Unaudited
Cash flows from operating activities
Net loss	$(36,903)	$(85,763)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	75,976	70,709
Share-based compensation expenses	51,892	48,868
Commercial agreement asset amortization	1,390	—
Net loss (income) from financing expenses	(1,131)	1,269
Revaluation of the Warrants liability	(4,625)	(733)
Amortization of loan and credit facility issuance costs	1,092	1,220
Amortization of premium and accretion of discount on short-term investments, net	230	(923)
Change in operating assets and liabilities:
Decrease in trade receivables, net (1)	12,977	24,590
Decrease in prepaid expenses and other current assets and long-term prepaid expenses	23,787	2,554
Increase (decrease) in trade payables (2)	(12,901)	2,222
Increase in accrued expenses and other current liabilities and other long-term liabilities	23,027	5,377
Decrease in deferred taxes, net	(10,962)	(8,218)
Change in operating lease right of use assets	14,638	12,447
Change in operating lease liabilities	(16,091)	(12,038)
Net cash provided by operating activities	122,396	61,581

Cash flows from investing activities
Purchase of property and equipment, including capitalized internal-use software	(25,130)	(19,839)
Business acquisition deferred payment	(719)	—
Investments in restricted deposits	—	(594)
Proceeds from maturities of short-term investments	5,765	107,669
Purchase of short-term investments	—	(21,991)
Net cash provided by (used in) investing activities	(20,084)	65,245

Cash flows from financing activities
Issuance costs	(695)	—
Exercise of options and vested RSUs	5,709	5,429
Payment of tax withholding for share-based compensation expenses	(2,396)	(3,213)
Repurchase of Ordinary shares	(64,517)	(23,157)
Payments on account of repurchase of Ordinary shares	(422)	—
Repayment of long-term loan	—	(32,250)
Net cash used in financing activities	(62,321)	(53,191)

Exchange rate differences on balances of cash and cash equivalents	1,131	(1,269)
Increase in cash and cash equivalents	41,122	72,366
Cash and cash equivalents - at the beginning of the period	176,108	165,893
Cash and cash equivalents - at end of the period	$217,230	$238,259

(1) Includes an increase in related party trade receivables of $39,461 and $4,791, for the nine months ended September 30, 2024 and 2023, respectively.
(2) Includes an increase in related party trade payables of $11,964 and $4,717, for the nine months ended September 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

TABOOLA.COM LTD.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2024	2023
	Unaudited
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$13,396	$9,935
Interest	$11,054	$14,580
Non-cash investing and financing activities:
Purchase of property and equipment, including capitalized internal-use software	$4,508	$5,694
Share-based compensation included in capitalized internal-use software	$1,745	$1,731
Creation of operating lease right-of-use assets	$13,221	$10,604

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

The Non-voting Ordinary shares are not entitled to vote on or receive notices with respect to any matter pursuant to the Company’s Articles and are not entitled to vote or to be counted for purposes of determining whether any vote required under the Articles has been approved by the requisite percentage of voting securities or to be counted towards any quorum required pursuant to the Articles. Except with respect to the voting rights and to the rights to receive notice of meetings of the shareholders, the Non-voting Ordinary shares have rights identical to the rights of Ordinary shares. In connection with the transaction, the Company and Yahoo entered into an Investor Rights Agreement, under which, inter alia, Yahoo is entitled, in certain circumstances, to cause the Company to register the Ordinary shares issued to Yahoo for resale under the Securities Act of 1933, as amended.

The Company accounts for the consideration paid to Yahoo (the “Commercial agreement asset”) as an up-front payment for traffic acquisition costs paid to the digital property partner, which is amortized over the shorter of respective contractual terms and the economic benefit period of the digital property arrangement.

NOTE 1:-	GENRAL (Cont.)

During the three months ended September 30, 2024, the Company concluded it had obtained exclusivity to the extent contemplated by the Commercial agreement as currently in effect, and therefore began to record amortization expenses of the Commercial agreement asset. For the three and nine months ended September 30, 2024, the Company recorded $1,390 amortization expenses of the Commercial agreement asset. For the three and nine months ended September 30, 2023, the Company did not record amortization expenses of the Commercial agreement asset.

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

In the opinion of the Company’s management, the unaudited consolidated interim financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s unaudited interim consolidated financial statements. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024, or any other future interim or annual period.

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

As of September 30, 2024, the impacts to the Company’s business due to geopolitical developments, such as the wars in Israel and Ukraine and other active or possible hostilities, and macroeconomic factors, such as rising interest rates, inflation and changes in foreign currency exchange rates, continue to evolve. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

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

As of September 30, 2024, the Company had a single customer representing 17.4% of the trade receivables balance. For the three and nine months ended September 30, 2024, the same customer accounted for 10.4% and 12.3% of total revenues, respectively (see Note 12).

As of December 31, 2023, no single customer represented 10% or more of trade receivables. No single customer accounted for more than 10% of total revenue for the three and nine months ended September 30, 2023.

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2023, as filed with the SEC on February 28, 2024. There have been no significant changes to these policies during the nine months ended September 30, 2024.

Reclassification

Certain amounts in the corresponding prior periods have been reclassified to conform with the current period presentation. Such reclassifications did not affect net loss, changes in the shareholders’ equity or cash flows.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures, which expands the disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid. This ASU is effective for the fiscal years beginning after December 15, 2024. Early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statement and related disclosures and will adopt the guidance effective January 1, 2025.

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

NOTE 3:-	CASH AND CASH EQUIVALENTS
The following table presents for each reported period, the breakdown of cash and cash equivalents:

	September 30,	December 31,
	2024	2023
	Unaudited
Cash	$146,761	$99,811
Money market funds	70,078	72,510
Time deposits	391	3,787
Total cash and cash equivalents	$217,230	$176,108

NOTE 4:-	FAIR VALUE MEASUREMENTS

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. The Company did not have any transfers between fair value measurements levels during the nine months ended September 30, 2024.

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2024 and December 31, 2023, by level within the fair value hierarchy:

		Fair value measurements as of
Description	Fair Value Hierarchy	September 30, 2024	December 31, 2023
		Unaudited
Assets:
Cash equivalents:
Money market funds	Level 1	$70,078	$72,510
Short-term investments:
Corporate debt securities	Level 2	$—	$3,651
Commercial paper	Level 2	$—	$2,074
Derivative instruments asset:
Derivative instruments designated as cash flow hedging instruments	Level 2	$165	$948

Liabilities:
Warrants liability:
Public Warrants	Level 1	$(1,269)	$(4,253)
Private Warrants	Level 3	$(235)	$(1,876)

NOTE 4:-	FAIR VALUE MEASUREMENTS (Cont.)

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

The key inputs into the Black-Scholes model for the Private Warrants were as follows:

Input	September 30, 2024	December 31, 2023
	Unaudited
Risk-free interest rate	3.67% - 3.90%	4.04% - 4.28%
Expected term (years)	1.00 - 1.75	1.75 - 2.50
Expected volatility	44.2% - 54.2%	61.1% - 63.9%
Exercise price	$11.50	$11.50
Underlying share price	$3.36	$4.33

The Company’s use of a Black-Scholes model required the use of subjective assumptions:
●	The risk-free interest rate assumption was interpolated based on constant maturity U.S. Treasury rates over a term commensurate with the expected term of the Private Warrants.
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

The following table presents the changes in the fair value of Warrants liability:

	Private	Public	Total
Input	Warrants	Warrants	Warrants
Fair value as of December 31, 2023	$1,876	$4,253	$6,129
Change from private to public holdings	(87)	87	—
Change in fair value	(1,554)	(3,071)	(4,625)
Fair value as of September 30, 2024 (unaudited)	$235	$1,269	$1,504

NOTE 5:-	SHORT-TERM INVESTMENTS

As of September 30, 2024, the Company did not hold available-for-sale marketable securities.

The following is a summary of available-for-sale marketable securities as of December 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$3,654	$—	$(3)	$3,651
Commercial paper	2,077	—	(3)	2,074
Total	$5,731	$—	$(6)	$5,725

NOTE 6:-	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of September 30, 2024 and December 31, 2023, the notional amounts of the Company’s derivative instruments designated as cash flow hedging instruments outstanding in U.S. dollars amounted to $38,253 and $39,347, respectively.

Gross notional amounts do not quantify risk or represent assets or liabilities of the Company but are used in the calculation of settlements under the contracts.

The Company records all cash flow hedging instruments on the consolidated balance sheets at fair value. The fair values of outstanding derivative instruments designated as cash flow hedging instruments and recorded as assets were $165 and $948 as of September 30, 2024 and December 31, 2023, respectively, which were recorded in prepaid expenses and other current assets in the consolidated interim balance sheet.

The gains (losses) related to cash flow hedging instruments, recorded in the consolidated interim statements of loss, for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	Unaudited
Cost of revenues	$—	$(60)	$15	$(142)
Research and development	—	(627)	174	(1,478)
Sales and marketing	—	(114)	43	(270)
General and administrative	—	(117)	35	(270)
Total gains (losses) recognized in the consolidated statements of loss, net	$—	$(918)	$267	$(2,160)

NOTE 6:-	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Cont.)

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

The changes in unrealized gains (losses) on the Company’s derivative instruments recorded in accumulated other comprehensive income (loss) were as follows:

	Nine months ended September 30,
	2024	2023
	Unaudited
Unrealized gains (losses) on derivative instruments at the beginning of the period	$948	$(313)
Changes in fair value of derivative instruments	(516)	(2,047)
Reclassification of losses (gains) recognized in the consolidated interim statements of loss from accumulated other comprehensive income (loss)	(267)	2,160
Unrealized gains (losses) on derivative instruments at the end of the period (unaudited)	$165	$(200)
All net deferred gains in accumulated other comprehensive income as of September 30, 2024, are expected to be recognized over the next twelve months as operating expenses in the same financial statement line item in the consolidated interim statements of loss to which the derivative relates.

NOTE 7:-	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

There was no impairment or additions to goodwill during the three and nine months ended September 30, 2024.

Intangible Assets, Net

Definite-lived intangible assets, net consist of the following:
September 30, 2024	Gross Fair Value	Accumulated Amortization	Net Book Value
Merchant/Network affiliate relationships	$146,547	$(100,412)	$46,135
Technology	74,193	(52,162)	22,031
Publisher relationships	42,933	(33,094)	9,839
Tradenames	24,097	(24,097)	—
Customer relationship	13,146	(12,666)	480
Total (unaudited)	$300,916	$(222,431)	$78,485
December 31, 2023	Gross Fair Value	Accumulated Amortization	Net Book Value
Merchant/Network affiliate relationships	$146,547	$(75,987)	$70,560
Technology	74,193	(43,535)	30,658
Publisher relationships	42,933	(25,044)	17,889
Tradenames	24,097	(18,739)	5,358
Customer relationships	13,146	(12,353)	793
Total	$300,916	$(175,658)	$125,258

NOTE 7:-	GOODWILL AND INTANGIBLE ASSETS, NET (Cont.)

Amortization expenses for intangible assets were $15,080 and $15,980, for the three months ended September 30, 2024 and 2023, respectively, and $46,773 and $47,911, for the nine months ended September 30, 2024 and 2023, respectively.
The estimated future amortization expense of definite-lived intangible assets as of September 30, 2024, is as follows (unaudited):
Year Ending December 31,
2024 (Remainder)	$13,745
2025	51,407
2026	13,244
2027	89
Total	$78,485

NOTE 8:-	FINANCING ARRANGEMENTS
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
The Credit Agreement also contains customary representations, covenants and events of default. Failure to meet the covenants beyond applicable grace periods could result in acceleration of outstanding borrowings and/or termination of the Facility. As of September 30, 2024, the Company was in compliance with the Facility covenants.

As of September 30, 2024, the Company’s outstanding principal amount of debt under the Credit Agreement was $152,735.
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

The total interest expenses, including issuance costs amortization, recognized in connection with the long-term loan were $3,971 and $5,141, for the three months ended September 30, 2024 and 2023, respectively, and $11,879 and $15,641, for the nine months ended September 30, 2024 and 2023, respectively. The long-term loan interest and issuance costs amortization, included as interest expenses, are recognized through the remaining term of the Credit agreement using the effective interest rate.

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
As of September 30, 2024, the Company was in compliance with the financial covenants and had no outstanding borrowings under the Revolving Credit Agreement.
As of September 30, 2024 and December 31, 2023, deferred financing costs associated with entering into the Revolving Credit Agreement in the total amount of $717 and $893, respectively, were included in short-term and long-term prepaid expenses in the Company’s consolidated balance sheets.
The deferred financing costs are amortized on a straight-line basis over the term of the Revolving Credit Agreement. Deferred financing costs amortization amounted to $61 and $63, for the three months ended September 30, 2024 and 2023, respectively, and $176 and $190, for the nine months ended September 30, 2024 and 2023, respectively.

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

Share Buyback Program

The Company’s board of directors authorized a share buyback program of the Company’s outstanding Ordinary shares, which commenced in June 2023 and does not have an expiration date (the “Buyback Program”). In 2023, the Company’s board of directors authorized up to $80,000 of buybacks under the Buyback Program. In February 2024, the Company’s board of directors authorized up to $100,000 for use under the Buyback Program, including any remaining authority from the 2023 board of directors authorization, subject to satisfying required conditions under the Israeli Companies Law and the Companies Regulations (Reliefs for Corporations, Whose Securities Are Listed on Foreign Stock Exchanges) - 2000. As permitted by the Buyback Program, share repurchases may be made from time to time, in privately negotiated transactions or in the open market, including through trading plans, at the discretion of the Company’s management and as permitted by securities laws and other legal requirements. The Buyback Program does not obligate the Company to repurchase any specific number of shares and the number of shares repurchased may depend upon market and economic conditions and other factors. The Buyback Program may be discontinued, modified or suspended at any time.

During the nine months ended September 30, 2024, the Company repurchased 15,484,880 of its shares, consisting of 14,496,584 Ordinary shares, and 988,296 Non-voting Ordinary shares (see Note 12) at an average price of $4.14 per share (excluding broker and transaction fees of $362). As of September 30, 2024, the Company had remaining authorization under the Buyback Program to repurchase Ordinary shares up to an aggregate amount of $55,579, subject to satisfying required conditions under the Companies Law and Companies Regulations.

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

For the nine months ended September 30, 2024 and 2023, the Company utilized the net issuance mechanism in connection with equity-based compensation for certain Office Holders, which resulted in a tax withholding payment by the Company of $2,396 and $3,213, respectively, which were recorded as a reduction of additional paid-in capital.

NOTE 9:-	SHAREHOLDERS’ EQUITY AND SHARE INCENTIVE PLANS (Cont.)

b.	The following is a summary of share option activity and related information for the nine months ended September 30, 2024 (including employees, directors, officers and consultants of the Company):

	Outstanding Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2024	29,291,285	$3.35	5.27	$57,118
Exercised	(2,808,002)	2.08	—	5,787
Forfeited	(516,515)	4.00	—	—
Balance as of September 30, 2024 (unaudited)	25,966,768	$3.48	4.93	$32,179
Exercisable as of September 30, 2024 (unaudited)	23,291,098	$3.13	4.73	$30,357

During the nine months ended September 30, 2024, the Company did not grant options.

The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period.

As of September 30, 2024, unrecognized share-based compensation cost related to unvested share options was $6,984, which is expected to be recognized over a weighted-average period of 0.93 years.

c.	The following is a summary of the RSU activity and related information for the nine months ended September 30, 2024:

	Outstanding Restricted Shares Unit	Weighted Average Grant Date Fair Value
Balance as of January 1, 2024	23,479,308	$5.13
Granted	13,969,685	4.63
Vested (*)	(7,488,862)	5.34
Forfeited	(1,648,529)	4.75
Balance as of September 30, 2024 (unaudited)	28,311,602	$4.85

(*) A portion of the shares that vested were netted out to satisfy the tax obligations of the recipients. During the nine months ended September 30, 2024, a total of 593,721 RSUs were canceled to satisfy tax obligations, resulting in net issuance of 593,712 Ordinary shares.
The total release date fair value of RSUs was $29,971, during the nine months ended September 30, 2024.
As of September 30, 2024, unrecognized share-based compensation cost related to unvested RSUs was $118,483, which is expected to be recognized over a weighted-average period of 2.53 years.

NOTE 9:-	SHAREHOLDERS’ EQUITY AND SHARE INCENTIVE PLANS (Cont.)

The total share-based compensation expense related to all of the Company’s share-based awards recognized for the three and nine months ended September 30, 2024 and 2023, was comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	Unaudited
Cost of revenues	$933	$999	$3,040	$3,082
Research and development	6,785	6,256	20,015	18,281
Sales and marketing	4,671	4,127	13,526	12,813
General and administrative	4,797	4,869	15,311	14,692
Total share-based compensation expense	$17,186	$16,251	$51,892	$48,868

NOTE 10:-	INCOME TAXES

The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses and tax regulations. The Company’s effective tax rates were (287.0%) and 0.0% for the three months ended September 30, 2024 and 2023, respectively, and (47.3%) and (2.2%) for the nine months ended September 30, 2024 and 2023, respectively. The negative effective tax rate results primarily from valuation allowance, as well as tax expenses in foreign jurisdictions, partially offset by tax benefits associated with acquired intangible assets mainly in the US.

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

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase primarily software and IT related-based services. As of September 30, 2024, the Company had outstanding non-cancelable purchase obligations in the amount of $20,819.

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

In June 2024, the Company repurchased 988,296 of the Non-voting Ordinary shares at a price of $4.07 per share, based on the terms stipulated in the agreement, for an aggregate purchase price of $4,022, as part of the Buyback Program (see Note 9).

The Company and its affiliates are parties to several agreements in the ordinary course of business with Yahoo and its affiliates. Revenues from the related party are derived from Yahoo’s advertiser spend on the Company’s network, for which Yahoo is the billing entity. Traffic acquisition cost to the related party is compensation for placing Taboola’s platform on Yahoo`s digital property. In connection with these agreements, the Company recorded revenues from Yahoo in the amount of $44,936 and $12,307, for the three months ended September 30, 2024 and 2023, respectively, and in the amount of $157,362 and $26,611, for the nine months ended September 30, 2024 and 2023, respectively. In addition, the Company recorded traffic acquisition costs related to Yahoo in the amount of $53,104 and $9,869, for the three months ended September 30, 2024 and 2023, respectively, and in the amount of $205,148 and $9,869, for the nine months ended September 30, 2024 and 2023, respectively. Certain traffic acquisition costs for the three and nine months ended September 30, 2024, noted herein, are unaffiliated with the Yahoo revenues recognized during the three and nine months ended September 30, 2024.

As of September 30, 2024 and December 31, 2023, in regards to Yahoo, the Company’s balances of trade receivables were $51,758 and $12,297, respectively, and its balances of trade payables were $50,621 and $38,657, respectively, mainly associated with the revenues presented on both a gross and net basis.

The Company and Yahoo, pursuant to the Omnibus Agreement entered into on November 28, 2022, each agreed to pay certain expenses in connection with the transaction and each party agreed to reimburse the other for some or all of these expenses. Under these arrangements, the Company recognized expenses, net of $416 and $1,297, for the three months ended September 30, 2024 and 2023, respectively, and of $1,441 and $3,920, for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 13:-	GEOGRAPHIC INFORMATION

The following table represents total revenue by geographic area based on the Advertisers’ billing address:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	Unaudited
Israel	$23,995	$34,878	$82,317	$141,475
United States	192,986	138,131	591,218	376,838
Germany	36,471	33,392	108,901	94,829
United Kingdom	17,420	19,739	53,784	54,956
Rest of the world	162,140	134,081	438,960	351,813
Total	$433,012	$360,221	$1,275,180	$1,019,911

NOTE 14:-	NET LOSS PER SHARE ATTRIBUTABLE TO ORDINARY SHAREHOLDERS

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
	Ordinary shares	Non-voting Ordinary shares	Ordinary shares	Non-voting Ordinary shares	Ordinary shares	Non-voting Ordinary shares	Ordinary shares	Non-voting Ordinary shares
	Unaudited
Numerator:
Net loss attributable to Ordinary shareholders, basic and diluted	$(5,622)	$(832)	$(20,170)	$(2,966)	$(32,095)	$(4,808)	$(75,246)	$(10,517)

Denominator:
Weighted-average shares used in computing net loss per share attributable to Ordinary shareholders, basic and diluted	298,675,810	44,210,406	307,392,341	45,198,702	298,843,067	44,763,120	303,246,891	42,384,131

Net loss per share attributable to Ordinary and non-voting Ordinary shareholders, basic and diluted	$(0.02)	$(0.02)	$(0.07)	$(0.07)	$(0.11)	$(0.11)	$(0.25)	$(0.25)

The potential shares of Ordinary shares that were excluded from the computation of diluted net loss per share attributable to Ordinary shareholders for the periods presented because including them would have been anti-dilutive are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	Unaudited
Warrants	12,349,990	12,349,990	12,349,990	12,349,990
RSUs	29,023,527	25,936,360	29,241,690	26,166,672
Outstanding share options	19,553,542	31,565,977	20,506,933	28,164,922
Issuable Ordinary shares related to Business Combination under holdback arrangement	387,600	1,356,592	710,601	1,679,592
Total	61,314,659	71,208,919	62,809,214	68,361,176

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with Taboola’s accompanying unaudited consolidated interim financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024 (the “Quarterly Report”) and audited consolidated financial statements and the related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2024. Some of the information contained in this discussion and analysis is set forth in our 2023 Form 10-K, including information with respect to Taboola’s plans and strategy for Taboola’s business, and includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A “Risk Factors” in our 2023 Form 10-K and “Note Regarding Forward-Looking Statements” in our 2023 Form 10-K and elsewhere herein, Taboola’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Throughout this section, unless otherwise noted or the context requires otherwise, “we,” “us,” “our” and the “Company” refer to Taboola and its consolidated subsidiaries, and in references to monetary amounts, “dollars” and “$” refer to U.S. Dollars, and “NIS” refers to New Israeli Shekels.

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

(dollars in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	Unaudited
Revenues	$433,012	$360,221	$1,275,180	$1,019,911
Gross profit	$132,877	$100,659	$356,608	$287,308
Net loss	$(6,454)	$(23,136)	$(36,903)	$(85,763)
EPS diluted (1)	$(0.02)	$(0.07)	$(0.11)	$(0.25)
Ratio of net loss to gross profit	(4.9%)	(23.0%)	(10.3%)	(29.9%)
Cash flow provided by operating activities	$49,772	$32,459	$122,396	$61,581
Cash, cash equivalents, short-term deposits and investments	$217,230	$250,726	$217,230	$250,726

Non-GAAP Financial Data (2)
ex-TAC Gross Profit	$166,405	$128,435	$454,833	$367,309
Adjusted EBITDA	$47,927	$22,833	$108,647	$48,616
Non-GAAP Net Income	$22,211	$6,704	$49,053	$1,197
Ratio of Adjusted EBITDA to ex-TAC Gross Profit	28.8%	17.8%	23.9%	13.2%
Free Cash Flow	$42,864	$22,798	$97,266	$41,742

(1)
The weighted-average shares used in the computation of the diluted EPS for the three months ended September 30, 2024 and 2023 are 342,886,216 and 352,591,043, respectively, and for the nine months ended September 30, 2024 and 2023 are 343,606,187 and 345,631,022, respectively.

The weighted-average shares for the three months ended September 30, 2024 and 2023 included 298,675,810 and 307,392,341 Ordinary shares, and 44,210,406 and 45,198,702 Non-voting Ordinary shares, respectively, and for the nine months ended September 30, 2024 and 2023 included 298,843,067 and 303,246,891 Ordinary shares, and 44,763,120 and 42,384,131 Non-voting Ordinary shares, respectively.
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

ex-TAC Gross Profit

We calculate ex-TAC Gross Profit as gross profit adjusted to add back other cost of revenues and non-cash amortization of the Commercial agreement asset. We add back the non-cash amortization of the Commercial agreement asset because it is unique primarily due to the issuance of equity rather than cash, such that ex-TAC Gross Profit includes solely direct cash contribution components.

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

Limitations on the use of ex-TAC Gross Profit include the following:

●	Traffic acquisition cost is a significant component of our cost of revenues but is not the only component; and
●	ex-TAC Gross Profit is not comparable to our gross profit and by definition ex-TAC Gross Profit presented for any period will be higher than our gross profit for that period.

The following table provides a reconciliation of revenues and gross profit to ex-TAC Gross Profit:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Revenues	$433,012	$360,221	$1,275,180	$1,019,911
Traffic acquisition cost (1)	267,997	231,786	821,737	652,602
Other cost of revenues	32,138	27,776	96,835	80,001
Gross profit	$132,877	$100,659	$356,608	$287,308
Add back: Other cost of revenues and amortization (1)	33,528	27,776	98,225	80,001
ex-TAC Gross Profit	$166,405	$128,435	$454,833	$367,309

(1)
The three and nine months ended September 30, 2024 included $1,390 amortization expense of the non-cash based Commercial agreement asset. See Note 1b of Notes to the Unaudited Consolidated Interim Financial Statements.

Adjusted EBITDA and Ratio of Adjusted EBITDA to ex-TAC Gross Profit

We calculate Adjusted EBITDA as net income (loss) before finance income (expenses), net, income tax expenses, depreciation and amortization and non-cash amortization of the Commercial agreement asset, further adjusted to exclude share-based compensation including Connexity holdback compensation expenses and other noteworthy income and expense items such as M&A costs and restructuring costs which may vary from period-to-period.

We believe that Adjusted EBITDA is useful because it allows us and others to measure our performance without regard to items such as share-based compensation expense, depreciation and amortization, non-cash amortization of the Commercial agreement asset, and interest expense and other items that can vary substantially depending on our financing and capital structure, and the method by which assets are acquired. We use Adjusted EBITDA and GAAP financial measures for planning purposes, including the preparation of our annual operating budget, as a measure of performance and the effectiveness of our business strategies, and in communications with our board of directors. We may also use Adjusted EBITDA as a metric for determining payment of cash or other incentive compensation.

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

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Net loss	$(6,454)	$(23,136)	$(36,903)	$(85,763)
Adjusted to exclude the following:
Finance expenses, net	1,106	4,402	3,740	11,383
Income tax expenses	9,906	—	11,857	1,848
Depreciation and amortization (1)	26,183	25,316	77,366	70,709
Share-based compensation expenses	15,423	13,605	44,838	41,022
Holdback compensation expenses (2)	1,763	2,646	7,054	7,846
Other costs (3)	—	—	695	1,571
Adjusted EBITDA	$47,927	$22,833	$108,647	$48,616

(1)
The three and nine months ended September 30, 2024 included $1,390 amortization expense of the non-cash based Commercial agreement asset. See Note 1b of Notes to the Unaudited Consolidated Interim Financial Statements.

(2)	Represents share-based compensation due to holdback of Ordinary shares issuable under compensatory arrangements relating to Connexity acquisition.
(3)	The nine months ended September 30, 2024 and September 30, 2023 included one-time professional service costs and one-time costs related to the Commercial agreement, respectively.

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

The following table provides a reconciliation of ratio of net income (loss) to gross profit and Ratio of Adjusted EBITDA to ex-TAC Gross Profit:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Gross profit	$132,877	$100,659	$356,608	$287,308
Net loss	$(6,454)	$(23,136)	$(36,903)	$(85,763)
Ratio of net loss to gross profit	(4.9%)	(23.0%)	(10.3%)	(29.9%)

ex-TAC Gross Profit	$166,405	$128,435	$454,833	$367,309
Adjusted EBITDA	$47,927	$22,833	$108,647	$48,616
Ratio of Adjusted EBITDA margin to ex-TAC Gross Profit	28.8%	17.8%	23.9%	13.2%

Non-GAAP Net Income (Loss)

We calculate Non-GAAP Net Income (Loss) as net income (loss) adjusted to exclude revaluation of our Warrants liability, share-based compensation expense, including Connexity holdback compensation expenses, M&A costs, amortization of acquired intangible assets and the non-cash based Commercial agreement asset, foreign currency exchange rate gains (losses), net, and other noteworthy items that change from period to period and related tax effects.

We believe that Non-GAAP Net Income (Loss) is useful because it allows us and others to measure our operating performance and trends without regard to items such as the revaluation of our Warrants liability, share-based compensation expense, cash and non-cash M&A costs, amortization of acquired intangible assets and the non-cash based Commercial agreement asset, foreign currency exchange rate (gains) losses, net and other noteworthy items that change from period to period and related tax effects. These items can vary substantially depending on our share price, acquisition activity, the method by which assets are acquired and other factors.

Limitations on the use of Non-GAAP Net Income (Loss) include the following:

●
Non-GAAP Net Income (Loss) excludes share-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;

●	Non-GAAP Net Income (Loss) will generally be more favorable than our net income (loss) for the same period due to the nature of the items being excluded from its calculation; and
●	Non-GAAP Net Income (Loss) is a performance measure and should not be used as a measure of liquidity.

The following table reconciles net income (loss) to Non-GAAP Net Income (Loss) for the periods shown:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Net loss	$(6,454)	$(23,136)	$(36,903)	$(85,763)
Amortization (1)	16,474	15,980	48,163	47,911
Share-based compensation expenses	15,423	13,605	44,838	41,022
Holdback compensation expenses (2)	1,763	2,646	7,054	7,846
Other costs (3)	—	—	695	1,571
Revaluation of Warrants	(737)	241	(4,624)	(733)
Foreign currency exchange rate losses (gains) (4)	(738)	859	650	625
Income tax effects	(3,520)	(3,491)	(10,820)	(11,282)
Non-GAAP Net Income	$22,211	$6,704	$49,053	$1,197

(1)
The three and nine months ended September 30, 2024 included $1,390 of amortization expense related to the non-cash based Commercial agreement asset. See Note 1b of Notes to the Unaudited Consolidated Interim Financial Statements.

(2)	Represents share-based compensation due to holdback of Ordinary shares issuable under compensatory arrangements relating to Connexity acquisition.
(3)	The nine months ended September 30, 2024 and September 30, 2023 included one-time professional service costs and one-time costs related to the Commercial agreement, respectively.
(4)
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

●	This metric does not reflect our future contractual commitments.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Net cash provided by operating activities	$49,772	$32,459	$122,396	$61,581
Purchases of property and equipment, including capitalized internal-use software	(6,908)	(9,661)	(25,130)	(19,839)
Free Cash Flow	$42,864	$22,798	$97,266	$41,742

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

Traffic acquisition cost

Traffic acquisition cost, or TAC, consists primarily of cost related to digital property compensation for placing our platform on their digital property and cost for advertising impressions purchased from real-time advertising exchanges and other third parties. Traffic acquisition cost also includes up-front payments, incentive payments, or bonuses paid to the digital property partners and the amortization of the non-cash based Commercial agreement asset (see Note 1b of Notes to the Unaudited Consolidated Interim Financial Statements) which are amortized over the shorter of respective contractual terms and the economic benefit period of the digital property arrangement. For the majority of our digital properties partners, we have two primary compensation models for digital properties. The most common model is a revenue share model. In this model, we agree to pay a percentage of our revenue generated from advertisements placed on the digital properties. The second model includes guarantees. Under this model, we pay the greater of a percentage of the revenue generated or a committed guaranteed amount per thousand page views (“Minimum guarantee model”). Actual compensation is settled on a monthly basis. Expenses under both the revenue share model as well as the Minimum guarantee model are recorded as incurred, based on actual revenues generated by us at the respective month.

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

Income tax benefit (expenses)

The statutory corporate tax rate in Israel was 23% for the nine months ended September 30, 2024 and 2023, although we are entitled to certain tax benefits under Israeli law.

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

As of September 30, 2024, we have an accumulated tax loss carry-forward of approximately $64.5 million in Israel. The tax loss can be offset indefinitely. Non-Israeli subsidiaries are taxed according to the tax laws in their respective jurisdictions.

The following table provides consolidated statements of income (loss) data for the periods indicated:

(dollars in thousands)	Three months ended September 30,
	2024	2023
	Unaudited
Revenues	$433,012	$360,221
Cost of revenues:
Traffic acquisition cost	267,997	231,786
Other cost of revenues	32,138	27,776
Total cost of revenues	300,135	259,562
Gross profit	132,877	100,659
Operating expenses:
Research and development	36,727	35,890
Sales and marketing	67,808	59,664
General and administrative	23,784	23,839
Total operating expenses	128,319	119,393
Operating income (loss)	4,558	(18,734)
Finance expenses, net	(1,106)	(4,402)
Income (loss) before income taxes	3,452	(23,136)
Income tax expenses	(9,906)	—
Net loss	$(6,454)	$(23,136)

Comparison of the three months ended September 30, 2024 and 2023

Revenues increased by $72.8 million, or 20.2%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Existing digital property partners, including the growth of new digital property partners (beyond the revenue contribution determined based on the run-rate revenue generated by the partners when they are first on-boarded) increased by approximately $51.1 million. This increase was primarily driven by new revenue from advertisers transferred from Yahoo, as well as growth in spend from existing Taboola advertisers. New digital property partners contributed approximately $21.7 million of new Revenues on a 12-month run rate basis calculated based on their first full month on the network.

Gross profit increased by $32.2 million, or 32.0%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Ex-TAC Gross Profit, a non-GAAP measure, increased by $36.6 million, or 28.5%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to revenue from advertisers transferred from Yahoo, as well as growth in spend from existing Taboola advertisers.

Total cost of revenues increased by $40.6 million, or 15.6%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Traffic acquisition cost increased by $36.2 million, or 15.6%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Traffic acquisition cost increased at a rate lower than revenue primarily due to increased effective margin on our Yahoo partnership as a result of applying the mediation accruals as TAC offset rather than recognizing them as revenue.

The cost of guarantees (total payments due under guarantee arrangements in excess of amounts the Company would otherwise be required to pay under revenue sharing arrangements) as a percentage of traffic acquisition costs was approximately 20% for the three months ended September 30, 2024 and September 30, 2023.

Other cost of revenues increased by $4.4 million, or 15.7%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, mainly as a result of a $2.8 million increase in data, content, communication and IT related expenses and a $0.9 million increase in employee related costs.

Research and development expenses increased by $0.8 million, or 2.3%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily attributable to depreciation expenses.

Sales and marketing expenses increased by $8.1 million, or 13.6%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to two factors. First, the year ago period was favorably impacted by a decrease in employee and subcontractors related costs. Second, employee and subcontractor headcount and related costs, including share-based compensation expenses, increased as we invested in resources to help support our revenue growth.

General and administrative expenses decreased by $0.1 million, or 0.2%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily attributable to decrease of $0.3 million in credit losses expenses, partially offset by an increase of $0.2 million in employee and subcontractor headcount and related costs, including share-based compensation expenses.

Finance expenses, net decreased by $3.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, mainly attributable to $1.6 million increase in foreign currency exchange rate gains, net, increase of $1.0 million due to Warrants liability devaluation and decrease of $0.8 million in interest expenses.

Income tax expenses increased by $9.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily driven by higher taxable income overall as well as adjustments in deferred tax expenses related to the U.S. entity.

The following table provides consolidated statements of loss data for the periods indicated:

(dollars in thousands)	Nine months ended September 30,
	2024	2023
	Unaudited
Revenues	$1,275,180	$1,019,911
Cost of revenues:
Traffic acquisition cost	821,737	652,602
Other cost of revenues	96,835	80,001
Total cost of revenues	918,572	732,603
Gross profit	356,608	287,308
Operating expenses:
Research and development	106,264	101,876
Sales and marketing	200,253	181,431
General and administrative	71,397	76,533
Total operating expenses	377,914	359,840
Operating loss	(21,306)	(72,532)
Finance expenses, net	(3,740)	(11,383)
Loss before income taxes	(25,046)	(83,915)
Income tax expenses	(11,857)	(1,848)
Net loss	$(36,903)	$(85,763)

Comparison of the nine months ended September 30, 2024 and 2023

Revenues increased by $255.3 million, or 25.0%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. New digital property partners contributed approximately $268.6 million of new Revenues on a 12-month run rate basis calculated based on their first full month on the network. Existing digital property partners, including the growth of new digital property partners (beyond the revenue contribution determined based on the run-rate revenue generated by the partners when they are first on-boarded) decreased by approximately $13.3 million. This decrease was primarily driven by lower advertiser rates on existing digital property partners due to spend being served on new Yahoo supply added to the network partially mitigated by continued growth on Yahoo supply.

Gross profit increased by $69.3 million, or 24.1%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Ex-TAC Gross Profit, a non-GAAP measure, increased by $86.1 million, or 23.5%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to revenue from advertisers transferred from Yahoo, as well as growth in spend from existing Taboola advertisers.

Total cost of revenues increased by $186.0 million, or 25.4%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Traffic acquisition cost increased by $169.1 million, or 25.9%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

The cost of guarantees (total payments due under guarantee arrangements in excess of amounts the Company would otherwise be required to pay under revenue sharing arrangements) as a percentage of traffic acquisition costs were approximately 19% and 20% for the nine months ended September 30, 2024 and September 30, 2023, respectively.

Other cost of revenues increased by $16.8 million, or 21.0%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily as a result of a $8.8 million increase in data, content, communication and IT related expenses, $3.4 million increase in depreciation expenses related to new product innovation and $2.8 million increase in digital service tax expenses.

Research and development expenses increased by $4.4 million, or 4.3%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily attributable to $2.5 million increase in employee and subcontractor headcount and related costs, including share-based compensation expenses, reflecting our continued effort to enhance our product offerings and a $1.7 million increase in depreciation expenses.

Sales and marketing expenses increased by $18.8 million, or 10.4%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily attributable to $16.9 million increase in employee and subcontractor headcount and related costs, including share-based compensation expenses, supporting our growth, and $1.4 million in other marketing activities.

General and administrative expenses decreased by $5.1 million, or 6.7%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, a result of a decrease of $2.3 million in insurance expenses in connection with the Yahoo arrangement, a decrease of $2.3 million in credit losses expenses and a decrease of $1.7 million in employee and subcontractors related costs, including share-based compensation expenses, and, partially offset by an increase of $1.1 million in depreciation expenses.

Finance expenses, net decreased by $7.6 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, mainly attributable to $3.9 million Warrants liability devaluation and $3.8 million decrease in interest expense due to the voluntary repayments of a portion of the long-term loan in 2023.

Income tax expenses increased by $10.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily driven by higher taxable income overall as well as adjustments in deferred tax expenses related to the U.S. entity.

Liquidity and Capital Resources

Our primary cash needs are for working capital, personnel costs, contractual obligations, including payments to digital property partners, office leases and software and information technology costs, capital expenditures for servers and capitalized software development, payment of interest and required principal payments on our long-term loan and other commitments. We fund these cash needs primarily from cash generated from operations, as well as from cash and cash equivalents on our balance sheet when required. For the nine months ended September 30, 2024 and 2023, we generated cash from operations of $122.4 million and $61.6 million, respectively.

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

As of September 30, 2024 and December 31, 2023, we had $217.2 million and $176.1 million of cash and cash equivalents, respectively, and $5.4 million and $5.7 million in short and long-term restricted deposits, respectively, used, mainly, as security for our lease commitments and $5.7 million of short-term investments as of December 31, 2023. As of September 30, 2024 we did not hold short-term investments. Cash and cash equivalents consist of cash in banks and highly liquid marketable securities investments and money market funds, with an original maturity of three months or less at the date of purchase and are readily convertible to known amounts of cash. Short-term investments generally consist of bank deposits, U.S. government treasuries, commercial paper, corporate debt securities, and U.S. agency bonds.

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

On August 9, 2022 we entered into an incremental revolving credit facility amendment to our existing senior secured credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides for borrowings in an aggregate principal amount of up to $90.0 million (the “Revolving Facility”). The proceeds of the Revolving Facility can be used to finance working capital needs and general corporate purposes. Borrowings under the Revolving Facility are subject to customary borrowing conditions and will bear interest at a variable annual rate based on Term SOFR or Base Rate plus a fixed margin. The Amended Credit Agreement also contains customary representations, covenants and events of default as well as a financial covenant, which places a limit on our allowable net leverage ratio. As of September 30, 2024, we had no outstanding borrowings under the Revolving Facility.

As of September 30, 2024, our outstanding principal amount of debt under our long-term loan was $152.7 million with the remaining principal amount due at maturity on September 1, 2028.

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

During the nine months ended September 30, 2024, we repurchased 15.5 million of our shares consisting of 14.5 million Ordinary shares and 1.0 million Non-voting Ordinary shares at an average price of $4.14 per share (excluding broker and transaction fees of $0.4 million). As of September 30, 2024 the Company had remaining authorization from our board of directors to repurchase Ordinary shares up to an aggregate amount of $55.6 million, subject to satisfying required conditions under the Israeli Companies Law and the Companies Regulations. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Note 9 and Note 12 of Notes to the Unaudited Consolidated Interim Financial Statements.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the risks and uncertainties set forth in our 2023 Form 10-K under Item 1A. “Risk Factors,” and in our subsequent filings with the SEC.

	Nine months ended September 30,
	2024	2023
	Unaudited
Cash Flow Data:
Net cash provided by operating activities	$122,396	$61,581
Net cash provided by (used in) investing activities	(20,084)	65,245
Net cash used in financing activities	(62,321)	(53,191)
Exchange rate differences on balances of cash and cash equivalents	1,131	(1,269)
Increase in cash and cash equivalents	$41,122	$72,366

Operating Activities

During the nine months ended September 30, 2024 net cash provided by operating activities was $122.4 million, an increase of $60.8 million, compared to $61.6 million for the same period in 2023. The $122.4 million was related to our net loss of $36.9 million adjusted by non-cash charges of $124.8 million and positive changes in working capital of $34.5 million.

The $124.8 million of non-cash charges primarily consisted of depreciation and amortization of $76.0 million, share-based compensation expense related to vested equity awards of $51.9 million and Commercial agreement asset amortization of $1.4 million, partially offset by decrease of $4.6 million due to revaluation of Warrants liability.

The $34.5 million increase in cash resulting from changes in working capital primarily consisted of a $23.8 million decrease in prepaid expenses and other assets, $23.0 million increase in accrued expenses and other liabilities and $13.0 million decrease in trade receivables, net, partially offset by a $12.9 million decrease in trade payables and  $11.0 million decrease in deferred taxes, net.

Net cash provided by operating activities of $61.6 million for the nine months ended September 30, 2023 was related to our net loss of $85.8 million adjusted by non-cash charges of $120.4 million and changes in working capital of $26.9 million.

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

Investing Activities

During the nine months ended September 30, 2024 net cash used in investing activities was $20.1 million, a decrease of $85.3 million, compared to $65.2 million in net cash provided in the same period in 2023. Net cash used in investing activities for the nine months ended September 30, 2024 primarily consisted of $25.1 million purchase of property and equipment, including capitalized internal-use software partially offset by $5.8 million proceeds from maturities of short-term investments.

Net cash provided by investing activities was $65.2 million for the nine months ended September 30, 2023 primarily consisted of $107.7 million proceeds from sales and maturities of short-term investments partially offset by $22.0 million purchase of short-term investments and $19.8 million purchase of property and equipment, including capitalized internal-use software.

Financing Activities

During the nine months ended September 30, 2024 net cash used in financing activities was $62.3 million, an increase of $9.1 million, compared to $53.2 million net cash used in the same period in 2023. Net cash used in financing activities for the nine months ended September 30, 2024 primarily consisted of $64.5 million repurchase of Ordinary shares and $2.4 million payment of tax withholding for share-based compensation expenses, partially offset by $5.7 million proceeds received from exercise of options and vested RSUs.

Net cash used in financing activities was $53.2 million for the nine months ended September 30, 2023 consisted of $32.3 million repayment of the current portion of our long-term loan, $23.2 million repurchase of Ordinary shares and $3.2 million payment of tax withholding for share-based compensation, offset by $5.4 million proceeds received from share option exercises and vested RSUs

Contractual Obligations

The following table discloses aggregate information about material contractual obligations and the periods in which they are due as of September 30, 2024. Future events could cause actual payments to differ from these estimates.

	Contractual Obligations by Period
	2024	2025	2026	2027	2028	Thereafter
	(dollars in thousands)
Debt Obligations (1)	$—	$—	$—	$—	$152,735	$—
Operating Leases (2)	6,594	23,171	18,688	11,805	6,050	8,531
Non-cancellable purchase obligations (3)	9,778	6,898	3,383	760	—	—
Total Contractual Obligations	$16,372	$30,069	$22,071	$12,565	$158,785	$8,531

(1)	Due to our voluntary prepayments, we have no remaining obligations to make quarterly amortization payments under our long-term loan.
(2)	Represents future minimum lease commitments under non-cancellable operating lease agreements.
(3)	Primarily represents non-cancelable amounts for contractual commitments in respect of software and information technology.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty. The table above does not reflect any reduction for prepaid obligations as of September 30, 2024.

As of September 30, 2024, we have a provision related to unrecognized tax benefit liabilities totaling $9.5 million and other provisions related to severance pay and contribution plans, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

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

Foreign Currency Exchange Risk

A 10% increase or decrease of the NIS, Euro, British pound sterling, or the Japanese yen against the U.S. dollar would have impacted the consolidated statements of income (loss) as follows:

	Operating income (loss) impact nine months ended September 30,
	2024		2023
	(dollars in thousands)
	+10%	-10%	+10%	-10%
NIS/USD	$(1,260)	$1,260	$398	$(398)
EUR/USD	$3,077	$(3,077)	$214	$(214)
GBP/USD	$(2,183)	$2,183	$(470)	$470
JPY/USD	$700	$(700)	$639	$(639)

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

As of September 30, 2024, we had approximately $152.7 million of outstanding borrowings under our long-term loan with a variable interest rate. See Liquidity and Capital Resources for information regarding our incremental revolving credit facility amendment.

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

As of September 30, 2024, we had a single customer representing 17.4% of the trade receivables balance. For the three and nine months ended September 30, 2024, we had a single customer accounted for 10.4% and 12.3%, respectively, of total revenues. As of December 31, 2023, no single customer represented 10% or more of trade receivables. No single customer accounted for more than 10% of total revenue for the three and nine months ended September 30, 2023. See Notes 2 and 12 of Notes to the Unaudited Consolidated Interim Financial Statements.

As of September 30, 2024, we maintained cash balances primarily in banks in the United States, the United Kingdom and Israel. In the United States and United Kingdom, the Company deposits are maintained with commercial banks, which are insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”) and Financial Services Compensation Scheme (“FSCS”), which is authorized by the Bank of England (acting in its capacity as the Prudential Regulation Authority), respectively. In Israel, commercial banks do not have government-sponsored deposit insurance. Historically we have not experienced losses related to these balances and believe our credit risk in this area is reasonable. As of September 30, 2024, we maintained cash balances with U.S. and United Kingdom banks that significantly exceed FDIC and FSCS insurance limits and expect we will continue to do so. We regularly monitor bank financial strength and other factors in determining where to maintain cash deposits but may not be able to fully mitigate the risk of possible bank failures.

As of September 30, 2024 the Company did not hold short-term investments.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents Ordinary shares repurchased pursuant to our Ordinary share buyback program for the three months ended September 30, 2024.

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (2)
July 1 - July 31, 2024	900,000	$3.40	900,000	$62,496,523
August 1 - August 31, 2024	1,100,000	$3.48	1,100,000	$58,670,668
September 1 - September 30, 2024	950,000	$3.25	950,000	$55,579,093

(1)	Excludes broker and transaction fees.
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

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description
10.1#	Digital Property and Demand Services Agreement, dated as of November 28, 2022, and amendments through June 30, 2024, by and between Taboola, Inc. and Yahoo Inc. and its affiliates
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

# Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on this 7th day of November 2024.

By: /s/ Stephen Walker
Name: Stephen Walker
Title: Chief Financial Officer