Form 10-K
period 2024-12-31
Taboola.com Ltd.
filed 2025-02-26
CIK 1840502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 For the transition period from ___________ to ___________

Commission File Number: 001-40566

TABOOLA.COM LTD.
(Exact name of registrant as specified in its charter)

Israel		Not Applicable
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)
16 Madison Square West
7th Floor
New York, NY		10010
(Address of principal executive offices)	212-206-7633	(Zip code)

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Trading
Title of each class	Symbol(s)	Name of each exchange on which registered
Ordinary shares, no par value	TBLA	The Nasdaq Global Select Market
Warrants to purchase ordinary shares	TBLAW	The Nasdaq Global Select Market

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

The aggregate market value of the voting and non-voting shares held by non-affiliates of the Registrant, based on the closing price of the shares of $3.44 on June 30, 2024 the last business day of the registrant’s most recently completed second fiscal quarter was approximately $684.5 million.

As of February 21, 2025 the Registrant had a total of 338,875,848 outstanding shares, which includes 294,665,442 Ordinary shares and 44,210,406 Non-voting Ordinary shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2025 definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, are incorporated by reference in Part III of this Form 10-K.

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
Certain statements in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Taboola’s forward-looking statements include, but are not limited to, statements regarding Taboola or its management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and similar expressions (or the negative version of such words or expressions) may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:
•our financial performance; and
•the outcome of any known and unknown litigation and regulatory proceedings.
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
•Taboola may be unable to attract new digital properties and Advertisers, sell additional offerings to its existing digital properties and Advertisers, or maintain enough business with its existing digital properties and Advertisers;
•If Taboola’s performance under contracts with digital properties where Taboola is obligated to pay a specified minimum guaranteed amount per thousand impressions does not meet the minimum guarantee requirements, its gross profit could be negatively impacted and its results of operations and financial condition could be harmed;
•If the Yahoo partnership is not as long-term financially accretive as we expected our business, operating results, financial condition and reputation could be adversely affected;
•If the launch or implementation of Realize is not successful, if it fails to gain market acceptance, or if it does not deliver the financial accretion we expect, our business, operating results, financial condition and reputation could be adversely affected;
•Taboola may not be able to compete successfully against current and future competitors;
•Taboola’s future growth and success depends on its ability to continue to scale its existing offerings and to introduce new solutions that gain acceptance and that differentiate it from its competitors;
•If Taboola fails to make the right investment decisions in its offerings and technology platform, or if Taboola is unable to generate or otherwise obtain sufficient funds to invest in them, Taboola may not attract and retain digital properties and Advertisers;
•If Taboola’s ability to personalize its advertisements and content to users is restricted or prohibited due to various privacy or data protection laws or regulations, Taboola could lose digital properties and Advertisers;
•If Taboola’s AI powered platform fails to accurately predict what ads and content would be of most interest to users or if Taboola fails to continue to improve on its ability to further predict or optimize user engagement or conversion rates for its Advertisers, its performance could decline and Taboola could lose digital properties and Advertisers;
•Taboola’s business depends on continued engagement by users who interact with its platform on various digital properties;
•Historically, the majority of Taboola’s agreements with digital properties have typically required them to provide it exclusivity or other incentives based on preferred usage, for the term of the agreement; to the extent that such exclusivity is reduced or eliminated for any reason, digital properties could elect to implement competitive platforms or services that could be detrimental to its performance;
•Taboola’s business depends on strong brands and well-known digital properties, and failing to maintain and enhance its brands and well-known digital properties would hurt its ability to expand its number of Advertisers and digital properties;
•Taboola is a multinational organization faced with complex and changing laws and regulations regarding privacy, data protection, content, competition, consumer protection, and other matters;
•Conditions in Israel could adversely affect Taboola’s business;
•Natural disasters, political events, war, terrorism and the emergence of another pandemic, each of which could disrupt our business and adversely affect our results of operations; and
•Other risks and uncertainties set forth in the section entitled “Risk Factors” in this Annual Report.

3

PART I
ITEM 1. BUSINESS
Our Mission
We empower businesses to grow through performance advertising technology that goes beyond search and social and delivers measurable outcomes at scale.
Our Company
Taboola is a technology company that helps businesses grow by placing ads on publisher sites, mobile apps, and devices, which we collectively refer to as digital properties. We operate outside of the major search and social media walled gardens such as Meta, Google, and Amazon. Thousands of Advertisers trust us to drive growth, while approximately 11,000 digital property partners, including NBCNews, Disney, Yahoo, and Apple, rely on us for monetization and audience growth. Our scale is meaningful - we reach approximately 600 million people a day, gaining real-time insight into what people read and buy. This gives us unique “pulse of the internet” data - which alongside our artificial intelligence (AI) - is our competitive advantage and helps our advertiser clients achieve exceptional returns on their advertising spend.
Taboola began operations in 2007 and our technology provides significant value to both digital property partners and Advertisers. Digital properties use our technology platforms to achieve their business goals, such as driving new audiences to their sites and apps, or increasing engagement on site. We also provide a meaningful monetization opportunity to digital properties by matching relevant advertising to their audience in real time. Unlike walled gardens, we are a business-to-business, or B2B, company with no competing consumer interests. We only interact with consumers through our partners’ digital properties, hence we do not compete with our partners for user attention. Our motivations are aligned. When our partners win, we win, and we grow together.
We empower Advertisers to leverage our proprietary AI-powered performance advertising platform to reach targeted audiences utilizing effective ad formats across digital properties.
We generate revenues primarily when people (consumers) click on, purchase from or, in some cases, view the ads that appear within our partners’ digital experiences via our performance AI engine. Advertisers pay us for those clicks, purchases or impressions, and we share the resulting revenue with the digital properties who display those ads and generate those clicks and downstream consumer actions.
Our powerful performance AI engine was built to address a technology challenge of significant complexity: predicting which content, both advertisements and editorial, users would be interested in, without explicit intent data or social media profiles. Search advertising platforms have access, at a minimum, to users’ search queries which indicate intent, while social media advertising platforms have access to rich personal profiles created by users. We are the only independent performance platform that goes beyond search and social, and delivers outcomes at scale for advertisers, leveraging our unique supply, 1st-party data and AI technology.
Industry Trends
We see the following important trends in our industry:
Advertising Budgets Shift to Digital Marketing. As we have witnessed over the last decade, advertising budgets continue to shift from traditional media, such as print newspapers, magazines and television, to digital channels. No longer a trend, a change in consumer attention to digital properties has become a lasting movement, giving Advertisers an opportunity to reach increasing numbers of consumers at scale with relevant content and precise targeting, thereby driving a higher return on their investment. Most recently this trend has included traditional media itself being digitally transformed with the rise of Connected TV (CTV), Digital Audio, and Digital Out of Home. The shift to digital brings with it an expectation of enhanced measurability, efficiency and performance overall.
Walled Gardens Dominate Digital Advertising Spend. According to eMarketer, more than half of digital advertising budgets are spent within the closed ecosystems of tech giants like Google, Meta and Amazon, which we refer to as “walled gardens.” With the proliferation of these walled gardens and the time spent by consumers within them, other digital properties owners are fighting for user attention and advertising dollars.
The Technology behind Digital Advertising has become Increasingly Complex. Technologies for more automated and efficient buying and selling of digital advertising have been gaining traction for several years with both advertising buyers and digital properties. This is known as the AdTech industry. The ability to collect, collate and analyze user intent data points using AI and machine-learning technology is a key differentiator for Advertisers, digital properties and advertising intermediaries. Data insights can now be used to optimize digital advertising campaigns in ways that were not previously possible. This means that advertising intermediaries who do not have access to commercially valuable data at scale, or are not using AI to power their platforms may be at a disadvantage.

Shift from Offline Shopping to Online Shopping and e-Commerce. According to publicly available industry research, online shopping is expected to grow ~8% annually through 2027, doubling the growth of physical retail over that same period. This trend has, in turn, driven growth in advertising budgets dedicated to acquiring customers for online shopping properties or promoting growth in online sales.
Increasing Focus on Privacy. Government regulators, consumers, and technology companies recently turned their attention toward the use of personal data and related privacy practices. This has led to increased regulation, such as the European Union’s General Data Protection Regulation, or GDPR, its equivalent in the United Kingdom (commonly referred to as the UK GDPR), and the California Consumer Privacy Act (as modified by the California Privacy Rights Act), or CCPA. In parallel, major Internet browsers, such as Safari and Firefox are already blocking third party cookies and Google has announced plans to provide users with more control over their privacy settings in Google Chrome during the second half of 2024. These changes pose a challenge for the digital marketing landscape, which currently relies extensively on third-party cookie data for personalization and must adapt to comply with increasing regulation of personal data. Google's Privacy Sandbox is an initiative aimed at replacing third-party cookies with privacy-preserving alternatives for ad targeting and measurement in Chrome when users do not consent to the use of third party cookies, relying on on-device processing and aggregated data. Companies with first party data have a major advantage in general, including in the Sandbox ecosystem, because they can leverage direct user interactions for personalized advertising and measurement, while others must rely on low scale signals like alternative IDs, or Google's limited, aggregated insights, reducing their control over audience targeting and performance tracking.
Our Market Opportunity
We believe Advertisers want and need a dedicated solution for performance advertising. Generic solutions that aim to service the entire end-to-end marketing funnel (from brand awareness to purchasing) are not optimized to deliver performance outcomes to advertisers on inventory found outside search and social media platforms. Our opportunity is to offer a highly specialized performance advertising platform to the market that delivers performance outcomes, regardless of format, placement or supply type. On February 26, 2025, we announced the launch of Realize, our new performance advertising platform built to drive results at scale on digital publisher properties outside of search and social media platforms. See Management Discussion & Analysis - Subsequent Developments for further information about Realize.
Based on our internal and external industry data, we estimate there is a $55 billion opportunity for our Realize platform to improve the value advertisers get from performance advertising on generic Demand Side Platforms (DSPs), the highly fragmented advertising technology market, and some social media campaigns. We believe this is our Total Addressable Market (TAM).
This market opportunity exists for three reasons.
1.The AdTech landscape is crowded and complex. Advertisers want scale and results without the inefficiency and inconvenience of navigating a fragmented ecosystem.
2.    Many DSPs are prioritizing branding over performance. For example, many DSPs have turned their focus to Connected TV (CTV), which is a medium typically more effective for brand awareness rather than generating performance advertising results. While DSPs are very strong solutions for branding purposes, we do not believe they deliver cost effective performance advertising outcomes when compared to the results advertisers can get on Google or Meta.
3.    Social platforms have limitations and many advertisers experience diminishing returns. While social delivers strong early performance, audience fatigue sets in, costs go up, and effectiveness declines. In many cases, this leaves l a majority of advertisers spending more and getting less. These challenges create a massive opportunity—one that we’re well positioned to solve.

Strategic Evolution: From Native to Performance Advertising Beyond Search and Social
Historically, Taboola has been a leader in native advertising. Based on evolving market dynamics and advertiser feedback, we are expanding our focus to the broader performance advertising market. This strategic shift addresses the limitations of native advertising alone and aligns with the demand for comprehensive performance solutions beyond search and social platforms.
This evolution is driven by the recognition that advertisers seek performance outcomes across a wider range of ad formats, including standard display, and require solutions that address the limitations of existing AdTech platforms, DSPs and social media advertising.
To capitalize on this opportunity, we launched Realize-, our new performance advertising platform designed to deliver measurable results across various ad formats and placements. This platform leverages our extensive first-party data, advanced AI capabilities (including Max Conversions and Abby), and established publisher partnerships to provide advertisers with a unified solution for performance-driven campaigns.

Our Platform for Advertisers
Realize, Taboola’s powerful ad platform, is used by performance advertisers to find and convert users at scale. By focusing exclusively on the performance marketing funnel (consideration and action) and not the ‘full’ funnel, Realize provides advertisers with a comprehensive set of specialist tools to prospect for high intent users, and to actively drive these prospects down the funnel and turn them into customers.

Underpinned by advanced machine learning AI that we have trained on unique data over 15 years, Realize offers advertisers a powerful engine for growth beyond search and social.

Massive, direct reach in brand safe environments: Realize reaches approximately 600 million daily active users on many of the world’s most well-known editorial and other properties. All of our supply partners are directly connected meaning advertisers do not have to trace complex supply chains when working with Realize. Advertisers can easily select which properties they wish to appear on based on their own brand safety criteria

Multiple creative formats and tools: Realize supports a range of different creative formats across a diverse set of placements on the publisher page. These formats make it easy for advertisers to re-use existing static or video creative assets they have built for display campaigns or social media. We also provide them with Generative AI tools to easily adapt existing creative or to create new ones from scratch meaning that most every type of advertiser can easily start working with Realize

Advanced Audience Targeting options: Using signals based on what users are reading and how they interact with our network of publishers, we offer advertisers a range of proprietary targeting options that drive down customer acquisition costs by connecting the right ads with the right audience
Our Platform for Digital Properties
Through our AI technology, unique data and Advertiser relationships, we help digital properties develop their audience and grow monetization.

Audience Development: Digital properties using our platform can engage and grow their audience in several ways. They can improve engagement and keep users on-site by leveraging our AI engine, which reaches the right user at the right time with relevant content. Greater user engagement can increase opportunities for monetization through ads, subscriptions and more. Historically, Taboola recommendations have been clicked tens of billions of times annually, with approximately one-third of those clicks on editorial content, keeping users on the same site. Return visits can also be encouraged through our personalized push notifications offering. Additionally, our Taboola Newsroom product delivers unique readership data and actionable insights from across the Taboola network to inform editorial decisions, optimize content strategy, and ultimately attract new users. Further, digital properties can find new users via exclusive distribution channels: they can acquire quality audiences from across the Taboola Network, and they can distribute editorial content across the Taboola News ecosystem to reach users in experiences on mobile devices.

Monetization: We enable digital properties to monetize their content with digital ads in a variety of formats, placements and supply types. When people click on these ads or make a purchase, and in certain cases when they view the ads, Advertisers pay us and we then share in this revenue with the digital property on which the click or impression occurred. For over a decade, Taboola has been a leader in native ad monetization for digital properties, primarily in below-article placements. With the launch of Realize, Taboola’s goal is to provide the opportunity for digital properties to expand their revenues by attracting new performance advertising budgets to their programmatic display and native placements. Realize’s new audience targeting and performance AI capabilities along with expanded ad format and placement offerings in exclusive and bidded environments are designed to provide higher yield for digital properties, while increasing ad relevance and enhancing the user experience. With Taboola’s e-Commerce solution we also offer cost-per-click and cost-per-action monetization of both product listings and links to retailers that reside directly within editorial content.

Our Performance Technology
Our Research and development team has spent over a decade developing the proprietary Performance AI technology used in our core product, solving an incredibly complex problem — how to match personalized ad to millions of available articles and videos, in real-time, when you have approximately 600 million daily active users, exposed to multiple ad impressions a day, and need to optimize for diverse outcomes and support multiple pricing models.

Rather than rely on knowledge of what people are searching for or what they share on social media, our predictive algorithms employ unique Deep Learning technology to develop a powerful model of people’s interests and intent across digital properties outside of search and social platforms. Our technology performs exceptionally well on diverse types of input data, such as text, images and video, and is designed to discover non-trivial relations between content and users in a specific context. We predict which recommendations users are most likely to engage with based on a broad set of ‘signals’ that fall into the following categories:
•User Behavior. We are experts in analyzing pseudonymized user behavior across digital properties outside of search and social platforms. We gather a massive amount of first party content consumption data from users who visit our partners’ digital properties, which our Deep Learning engines then ingest.
•Context. Our algorithms ingest contextual signals, such as geographic location of the user, what device the user is using, time of day, day of week, page layout, page language and more.
•Analysis of Recommended Items. We analyze recommended items, including paid advertisements, editorial articles, images and videos, to identify signals such as topic, title, thumbnail image, semantics and sentiment.

How We Match Ads
Matching ads to ad opportunities is particularly complex because the process requires accurately predicting multiple facets of the user’s interaction:
•The probability the user will interact (click on an ad, or go to an Advertiser’s site/app after seeing an ad), given a specific user and context.
•The probability a user will convert (into a lead, sales or other KPIs the Advertiser wishes to optimize) after she clicked/viewed an ad, given a specific user and context.
•The price of a specific item (we support cost per click (CPC) and cost per thousand impressions (CPM)).
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
As described above, in order to match ads effectively, our technology must first predict a user’s engagement with a given advertisement. When combined with the bid for each item, and the prediction of the conversion, this allows us to calculate the relative value of each item available for recommendation. To create an efficient marketplace, our algorithms support diverse pricing models, including CPC and CPM, and are able to conduct efficient auctions between them in order to maximize available inventory for Advertisers with diverse marketing objectives. We optimize bids for a particular ad, Advertiser, user and context, while factoring in constraints, such as geographic location targeting or audience segment targeting, regardless of pricing model.
In order to assist Advertisers in executing efficient and effective campaigns, we developed a pricing automation tool called Smart Bid. Smart Bid is an automated campaign bidding strategy that utilizes platform data to bid effectively in real-time on impressions that are most likely to lead to conversions.
To maximize the probability of a user engaging with an ad, we support multiple ad formats, including standard display, video and native formats used on social media and other channels,that include images, videos, text and interactive elements We also support specialized elements, such as product price, discount, number of items left in stock, mobile app rating and more. Selecting the optimal ad also involves determining the best version and format of the ad from a very large number of combinations; Taboola does so by running a scalable infrastructure of multi-variant testing, which in turn allows the algorithm to choose the best creative combination efficiently.
How we Enable Digital Properties to make e-Commerce Recommendations
Our solutions include e-Commerce focused content and monetization solutions for publishers through our Connexity subsidiary. From a content point of view, we provide publishers with access to over 500 million product listings that are structured into product categories and enriched with product attributes. We syndicate those enriched offers to publishers, thereby enabling them to create consumer shopping or editorial experiences by embedding those product listings as native content within their websites, apps or social media feeds.

Publishers can access and engage with the content in a variety of ways. Technology-savvy enterprise publishers will ingest the entire product listings feed and use their own search engine or content management system to choose how, when and which content to display. Less tech-enabled publishers will call Connexity’s search engine API to retrieve product listing results based on a search query, and then they will publish those product listings within their consumer experience in real-time. Lastly, professional editors or social influencers can use a browser-based editorial tool to hand-pick a specific product to display within their editorial content experience.
In each of those cases, from a monetization perspective, we enable the publisher to seamlessly earn revenue on either a CPC or cost-per-action (CPA) for clicks and conversions that are generated by consumer engagement with the product listings or other retail-oriented editorial content.
To enable these publishers to maximize the success of the commerce content initiatives, we provide a suite of analytics dashboards that showcase real-time feedback on the performance of each of their product listing or editorial placements. In addition, we also provide insights into industry trends including visibility into the type of content and products that are converting well across the entire network. These real-time feedback loops and insights are critical inputs that drive publishers’ content strategy and decisions about which products to promote. They accrue significant benefits to both publishers and the company in the form of increased yield and significantly differentiate the solution as the network effect is difficult to replicate.
Performance Advertising that Complements Campaigns on Search and Social Media
In support of our win-win approach to partnerships, our Performance AI technology is built to operate differently. Because we power editorial recommendations, digital properties typically embed our code directly on their web page. This means we can serve our own first-party cookie, much like what digital properties do on their own sites and applications.
Our performance platform allows both digital properties and Advertisers to control their brand identity within Taboola’s network. For example, digital properties can set “acceptance profiles” to determine which types of Advertisers we will recommend, and Advertisers can target or block selected digital properties. To consistently regulate the quality of our network, we also maintain a public content policy and employ a content review team that reviewed over ten million items in the fourth quarter of 2024. This combination of technology and human review is designed to create a consistently high level of brand safety and quality content within our network.
While developing our performance platform, privacy is always at the top of our mind. We have long established and adopted privacy-by-design as a central element of our technology, and product design and development cycles, with a strong commitment to ensuring best practices in privacy, security and safety for our partners and users. Since 2017, we have had a designated Data Privacy Officer along with a team of privacy specialists. These specialists are integrated within our Research and development and Product organizations and processes, and consider all facets of user privacy as key elements in the design of any new technology, solution or feature of our recommendation platform. We also perform ongoing privacy impact assessments to monitor potential risks during the product lifecycle and proactively mitigate those risks.
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
Yahoo Partnership
In November 2022, we announced we had entered into a 30-year exclusive commercial agreement with Yahoo, under which we power native advertising across all of Yahoo’s digital properties, expanding our native advertising offering. This agreement also granted us access to standard display placements across Yahoo properties, as well as enabling us to partner closely with Yahoo to serve advertisers utilizing combined data and scale of supply. In January 2023 we closed on the various related agreements, including the issuance of 39,525,691 Ordinary shares and 45,198,702 Non-Voting Ordinary shares to Yahoo.

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
As of December 31, 2024 we utilized approximately 13,000 servers; four back-end data centers processing over 100TB of data per day to train our AI engine; and nine front-end global data centers that, together, have served up to one trillion recommendations monthly. We use around 600,000 CPU cores, 2.8PB of memory and around 71,000PB of storage overall.
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
Our Competitive Strengths
We believe the following key strengths provide us with competitive advantages:
•Performance of our AI Technology. We have spent over 15 years developing our AI-powered recommendation technology to drive high yield for digital properties, high returns on advertising spend for Advertisers, and relevant recommendations to consumers, who spend more time consuming content on digital properties. Similarly Connexity, our e-Commerce solution, uses AI powered technology to drive optimized performance for Advertisers and digital properties.
•More than Monetization. The value we provide to digital properties goes beyond monetization. Our technology helps digital properties grow their audience by optimizing audience exchange programs; recommending content created by the digital properties to increase the time consumers spend on these properties; helping editorial teams make data-driven decisions, and more. We work daily with our extensive network of global digital properties to improve our platform and create more value for the entire Taboola network.

•Exclusive, Multi-Year Partnerships with Premium Digital Properties. We have established long-standing, and in many cases exclusive relationships with digital properties on the Open Web. They have chosen to work with Taboola across all types of platforms, including desktop, mobile and tablet devices. This provides Taboola and Taboola Advertisers with predictable access to audiences and supply.
•Direct Relationships with Advertisers. We work directly with the majority of the Advertisers that use our platform. This allows us to build strong relationships, help Advertisers succeed on our platform, and evolve our technology based on direct feedback.
•High Reach and Scale. We have nearly 600 million daily active users across the globe, enabling Advertisers to run campaigns at scale.
•Network Effect. As more digital properties use our platform, we gather more content consumption data. More data makes our AI-driven algorithms more effective in making predictions, which in turn enables us to deliver better performance for Advertisers, which drives higher yields for digital properties. These higher yields make it easier to retain digital properties and acquire new partners.
•Founder-led Experienced Management Team. Our founder, Adam Singolda, has successfully led Taboola as CEO since we began operations in 2007. Most of Taboola’s senior management has worked together with our founder for many years: the average tenure of our senior management is over ten years, demonstrating strong execution and achieving rapid growth.
•Strong Financial Profile. We designed our business to be highly scalable, with a focus on sustainable long-term development. Since we began operations in 2007, we have demonstrated a track record over time of growth in revenue, gross profit and ex-TAC Gross Profit.
•Not Dependent on Third Party Cookies. Our direct integration with many digital properties has helped us navigate changes in the industry. Our engineers continue to work closely with industry stakeholders to ensure we will be prepared in the likely event that third-party cookies are fully blocked and we continue to invest in innovative solutions that deliver relevant and engaging discovery experiences for our users.
Our Growth Opportunities
We drive revenue by growing users and user engagement, and by driving yield, which represents the revenue we can generate per user. We do this by focusing on the following key areas:
•Continued Investment in AI. Continuously investing in our AI technology is at the heart of what we do. We believe AI is critical to engaging Open Web users and will ultimately provide better service and greater monetization to Advertisers and digital properties, increasing our yields and accelerating our growth.
•Grow our Core Digital Property and Advertiser Client Base. While we already have an extensive network of global digital properties and Advertisers, we believe the efficacy of our recommendation platform gives us the opportunity to expand our partnerships and client base even further, as demonstrated by our 30-year partnership with Yahoo which closed in January 2023. We expect to continue investing in our technology, expanding our global presence, and growing our sales and client service teams to support further growth.
•Add User Touchpoints. At our core, Taboola is a recommendation engine. We believe many types of digital properties need a recommendation engine to engage their consumers, find new audiences and monetize. This includes e-Commerce websites, connected TVs, devices and more. In 2018, we launched Taboola News, an offering which seamlessly integrates premium content from our digital properties into connected devices. We believe our existing partnerships with leading device manufacturers and mobile carriers, as well as potential future partnerships with connected TV vendors and others, presents a substantial growth opportunity for both Taboola and our partners.
•Add New Types of Recommendations. From experience, we know recommendation engines become better when they are able to recommend a greater variety of content. For example, in 2016, we predicted that video content presented a huge opportunity for Advertisers to reach their audiences in a highly impactful way, for digital properties to drive better monetization and for users to engage with suggested videos, similar to how they are used on social networks such as Instagram. To that end, we added support for video formats in our recommendation platform and saw significant returns from doing so. Similarly, we believe there is opportunity to further diversify our recommendation offerings and intend to invest in new formats and advertising partnerships to improve both consumer experience and yield. The ability to display a variety of media formats in novel combinations is key to preventing “banner blindness” that plagues traditional display formats and making our recommendation engine even better.

•E-Commerce. We offer e-Commerce solutions through our Connexity subsidiary, which strengthens our data, pairing our readership data with purchasing data that can make our AI better, grow yield and make our advertising partners more successful. Our expansion into e-Commerce aligns with Taboola’s overall business strategy, which is about working directly with both Advertisers and publishers, serving high quality advertising experiences that do not depend on cookies. E-Commerce is also the way for us to diversify what we recommend - to recommend products - and to grow our yield for publishers, which helps us become even more competitive. These new capabilities will provide merchants, and publishers, large and small, more opportunities to scale outside of the walled gardens, making the open web thrive.
•Pursue Value-Enhancing Acquisition Opportunities. The Open Web remains highly fragmented, which may present attractive opportunities for us to grow through strategic and value-enhancing acquisitions. We will continue to evaluate potential acquisition opportunities in light of changing industry trends and competitive conditions. However, given the level of effort we anticipate in launching our partnership with Yahoo, we would expect any acquisitions that we consider to either be small and very simple to integrate or dramatically value-enhancing.
Our Business Partners
We primarily have two types of business partners: digital properties that use Taboola to drive new audiences, engagement and monetization; and Advertisers, and their agencies, that use Taboola to achieve a variety of marketing objectives.
Digital Properties
Taboola had approximately 11,000 digital property partners in the fourth quarter of 2024, including many premium properties such as Yahoo, Microsoft, NBCUniversal, CBSi, Business Insider, The Independent and El Mundo. These partners value our ability to drive new audiences to their sites, engage their users, and monetize their digital properties, while our data insights assist them in making informed editorial decisions. Our value is evidenced by our many multi-year, exclusive partnerships. As of December 31, 2024 our average contract term length with our digital properties was over two years as measured by contract duration at inception; some of our largest partners have even longer-term agreements. Yahoo and Microsoft are our largest partners. Other than Yahoo and Microsoft, no other digital property partner accounted for 5% or more of our Revenues generated from Advertisers on digital properties in 2024.
Advertisers
We had approximately 2,100 Scaled Advertisers working with us directly, or through advertising agencies, worldwide during the fourth quarter of 2024. We define a Scaled Advertiser as an Advertiser that has more than $100,000 of cumulative gross spend on our network on a trailing four quarter basis. Over each of the last three years, a significant majority of our Revenues came from Scaled Advertisers working with us directly, rather than via an agency. We support the leading programmatic channels via integrations with leading demand side platforms, or DSPs. Thanks to the effectiveness of our recommendation engine, many of our Advertiser clients are considered “always on,” which means they continuously invest on our platform, rather than running finite campaigns.
Our Advertiser customer base is highly diverse. Some of the verticals we have seen strong adoption in are health & fitness, finance, hobbies & interests, technology computing, home & garden, shopping and automotive. Our ten largest Advertisers accounted for less than 11% of total Revenues on our network in 2024, with none larger than 3%.
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
Historically, we have not patented our proprietary technology in order to keep our technology architecture, trade secrets, and engineering roadmap private; however, as of December 31, 2024, we own approximately twenty issued patents. We also own registrations for certain domain names, trademarks and service marks in the United States and in certain locations outside the United States. Additionally, we rely upon common law protection for certain trademarks. We generally enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with our partners and clients with whom we conduct business, in order to limit access to, and disclosure and use of, our proprietary information.
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
Historically, we have not collected data that would enable the direct identification of Internet users. As of December 31, 2024, we used only pseudonymous data about Internet users on our platform to manage and execute digital advertising campaigns. We either collect this data directly from users’ devices or it is passed to us by third parties. We provide consumers with notice about our use of cookies and our collection and use of data in connection with the delivery of targeted advertising and allow them to opt-out from the use of data we collect for the delivery of targeted advertising.

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
Privacy Regulation in the U.S. and Canada
In the United States, at both the federal and state level, there are laws that govern activities such as the collection, use and other processing of personal data by covered companies. At the federal level, online advertising activities and data processing activities are subject to regulation by the Federal Trade Commission, which has regularly relied upon Section 5 of the Federal Trade Commission Act to enforce against unfair and deceptive acts and practices, including alleged violations of consumer privacy interests. The Federal Trade Commission has also started enforcing HIPAA in relation to disclosure of online identifiers by covered entities to adtech companies. In addition, some proposed and recently enacted legislation concerning privacy and data protection has affected and will continue to affect our operations and those of our industry partners. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal data than federal, international, or other state laws, which may differ from one other, complicating compliance efforts.
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

We have experienced an increased number of questions from clients about laws regulating health data. We already have procedures and policies addressing these new regulations in Washington, however other states, including New York are introducing their own specific laws regulating health data. We are continuously monitoring these legislative changes and will implement any appropriate requirements.
In 2022, the Interactive Advertising Bureau of Canada introduced a Transparency & Consent Framework for which we are a participant. Similar to the U.S., certain provinces in Canada are taking different approaches to the level of consent required from users and we are continuously working on implementing processes to comply with these changing consent requirements.
Privacy Regulation in Europe
Our business activities are also subject to foreign legislation and regulation. For example, we are required to comply with the General Data Protection Regulation, or GDPR, in the European Economic Area, or EEA, and the GDPR’s equivalent in the United Kingdom, or UK GDPR, which impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data (including online identifiers and location data). The GDPR and UK GDPR enhance data protection obligations for “controllers” of such data and for service providers, called “processors,” processing the data. They also provide certain rights, such as access and deletion, to the individuals about whom the personal data relates and we have adapted our services to accommodate such rights. The digital advertising industry has collaborated to create a user-facing framework, which we use as of December 31, 2024, for establishing and managing legal bases under the GDPR and other EEA privacy laws including the EU Directive 2002/58/EC (as amended by Directive 2009/136/EC).
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
Artificial Intelligence
The AI regulatory landscape is rapidly evolving across U.S. Federal, state, and international jurisdictions. Existing laws, such as those governing data privacy, regulate certain aspects of AI and new regulations are expected to take effect. In the U.S., the Biden Administration's 2023 Executive Order on AI articulates, among other things, certain standards and guidelines for AI safety and security and directs federal agencies to create additional standards and regulations for the use or oversight of AI. At the U.S. state level, the Utah Artificial Intelligence Policy Act entered into force in May 2024 and the Colorado Artificial Intelligence Act is set to enter into force in February 2026. In California, the California AI Transparency Act enters into force on January 1, 2026 and California has proposed additional automated decision-making regulations that could potentially restrict or limit the use of AI technologies.
In the European Union, the EU Artificial Intelligence Act (“AI Act”) entered into force in August 2024 and will gradually take effect over the next three years. The AI Act established a risk-based governance framework requiring transparency, risk assessments, human oversight, as well as compliance with security and accuracy standards, with potential fines of up to 7% of global annual turnover. In parallel, the European Union in December 2024 updated its Product Liability Directive to specifically address AI and enable claims for damages brought by European Union users of AI systems. We are assessing, and will continue to assess, the scope of application, impact and risks these AI regulations may have on our business.
Human Capital
We strive to create a diverse, inclusive and ambitious environment where every employee can discover and unleash their potential to achieve individual and collective success, in compliance with applicable laws and regulations. Our employees are our most valuable asset.
Employees
On December 31, 2024, we had approximately 2,000 employees, the majority of which have been employed by Taboola for over two years (including service periods of persons employed by Connexity prior to Taboola’s acquisition of Connexity). We have approximately 500 employees working in research and development, with an average tenure of four years.

As of December 31, 2024, our employees are not covered by a collective bargaining agreement, except as required by law under arrangements in France, Spain, and Brazil, covering a total of approximately 90 employees. We have never experienced a general strike or similar work stoppage.
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
Talent Acquisition and Development
We are focused on recruiting and retaining talented employees across the organization, with a particular focus on unique talent in algorithms, product, customer relationship management and many other areas that are critical to our success. We continue to invest to hire and retain top talent in all of our offices, and provide competitive compensation for our employees and a range of flexible benefits, including an industry-leading parental leave policy. We are proud to have been consistently recognized as a top employer across the globe. In 2024, we received our first-ever Great Place to Work awards in APAC, with wins across Thailand, Taiwan, and India. This success extended to the U.S. where we earned a Great Place to Work award and were named a Best Workplace in Marketing & Advertising by Fortune, as well as one of the 100 best large companies to work for by Built In in our major offices across New York, Los Angeles, Chicago and Atlanta. We were also named a Best Place to Work by UK's Campaign and a top high-tech company in Israel by Dun & Bradstreet. Our strong external reputation led to a quarterly average of over 25,000 candidates applying to work at Taboola in 2024. For new hires, we developed an onboarding program tailored towards their roles and responsibilities. On an ongoing basis, we invest in training and development programs that help our employees achieve their career goals, build management skills and lead their organizations. We have two formal career feedback discussions per year where managers and their employees discuss progress and feedback for each other. We believe in developing and promoting top talent from within: in 2024, approximately 15% of our employees were offered an opportunity for career advancement within the company.
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
Throughout 2024, we continued to see the results of our initiatives. With respect to finding top diverse talent, we continued assessing our current workforce demographics by region and business unit, and measured our goals and guidelines in efforts of diversifying our recruitment funnel at the first assessment stage. We are committed to wellness and diversity in recruiting with our Diverse Interview Slate Campaign to promote diversity in the interview process and reduce biases, which has led to hiring more women managers in technical roles. We further invested in strategic partnerships with employment platforms that provide us multi-pronged access to highly skilled underrepresented talent, who may not currently be on our platform, such as Built-In, Ivy Research Council, and Jopwell. As a result, in 2024, we saw that 45% of our new hires were women and 24% of those women were hired into technical positions.
Within the organization, in 2024 we had nine Employee Resource Groups with each having an annual budget to sponsor programming and events. We also have a mentorship program connecting Black, Indigenous and People of Color (BIPOC) talent to senior leaders. We continue to have a number of global and region-specific initiatives held to promote a culture of inclusion and belonging - such as, workshops, panels, networking events and communities for various interest groups. We also partner with Gold Enterprises to create robust programming for our multi-year wellness and diversity training plan.
We are committed to building a long-term plan that will help foster a community that is diverse and inclusive, both internally and externally, consistent with applicable laws and regulations.

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
Our blog: https://blog.taboola.com/
Our X feed: https://twitter.com/taboola
Our CEO, Adam Singolda’s X feed: https://twitter.com/AdamSingolda
Our CEO, Adam Singolda’s LinkedIn page: https://www.linkedin.com/in/adamsingolda/
Our Facebook page: https://www.facebook.com/Taboola/
Our corporate LinkedIn page: https://www.linkedin.com/company/taboola/
We invite our current and potential investors, the media and others interested in us to visit these sources for information related to us. Please note that this list of social media and other websites may be updated from time to time on our investor relations website and/or filings we make with the SEC. We have included our web address and social media and other web addresses in this Annual Report solely for informational purposes and the information on our website and those social media channels is not incorporated by reference into this Annual Report.
The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, such as we, that file electronically, with the SEC at www.sec.gov.

Executive Officers (as of December 31, 2024)
Adam Singolda (43) has been the Chief Executive Officer, as well as a director, of Taboola since it began operations in 2007. He also serves as a member of the board of directors of K Health, the healthcare startup he co-founded in 2016. Prior to that Mr. Singolda studied Computer Science at The Open University of Israel and spent 6½ years serving in an advanced cyber technology unit of the Israel Defense Forces, or IDF, serving as a research and development engineer and manager. He graduated from the IDF officers’ academy with honors. Mr. Singolda’s experience as the founder and Chief Executive Officer of Taboola makes him exceptionally well qualified to serve on our board of directors.
Eldad Maniv (56) has been the President and Chief Operating Officer of Taboola since 2012. Mr. Maniv leads Taboola’s worldwide operations including Taboola’s sales, professional services, and human resources organizations. Mr. Maniv has spent approximately two decades building technology companies in the United States and Israel, having previously served in executive positions at BMC Software, Zend Technologies, and Identify Software. Earlier in his career, he founded NextNine which was acquired by Honeywell. Mr. Maniv currently serves as a director on the board of directors of Verbit.ai. Mr. Maniv holds a B.S. degree from the Talpiot program at the Hebrew University in Jerusalem, and served five years as a systems engineering officer in an intelligence unit of the Israel Defense Forces.
Lior Golan (54) has been Chief Technology Officer of Taboola since 2009 and is responsible for Taboola’s product and technical strategy worldwide. Prior to joining Taboola, Mr. Golan was co-founder, Chief Technology Officer, and Vice President of Research & Development of Cyota, a leader in consumer Internet security. After Cyota was acquired by RSA Security in 2005, Mr. Golan spent two years as Chief Technology Officer and Vice President of Strategy of the RSA Security Consumer Division and was responsible for leading the product and business direction of its consumer business. Mr. Golan holds a B.S. degree from the Talpiot program at the Hebrew University in Jerusalem and served eight years in an intelligence unit of the Israel Defense Forces.

Stephen Walker (55) has been Chief Financial Officer of Taboola since June 2020. Prior to that, he served as Taboola’s Senior Vice President of Worldwide Sales Operations from 2015 to 2020 and as the General Manager of Taboola-X product between 2014 and 2015. From 2007 until 2014, he served as President and Chief Operating Officer of Perfect Market, until it was acquired by Taboola. Earlier, Mr. Walker held positions in Idealab’s New Ventures Group and led several of Idealab’s portfolio companies. Mr. Walker has a B.S. degree in Computer Science and Finance from Boston College and an M.B.A degree from Harvard Business School.
Kristy Sundjaja (47) has been Chief People Officer since February 2022. Prior to that she served as Senior Vice President of People Operations for Taboola from 2019 to 2022. Prior to joining Taboola in 2019, she co-founded Exceptional Artists Foundation in 2017, a non-profit organization empowering the disabled community, and remains as its President. From 2012 to 2017, Ms. Sundjaja was the Chief of Staff and the Global Head of People at LivePerson. Between 2009 and 2012, Ms. Sundjaja was the Head of Industry Transformation Teams at New York City Economic Development Corporation. Prior to that, Ms. Sundjaja was an Associate Partner at Oliver Wyman where she worked between 1999 and 2009. Ms. Sundjaja graduated from the University of Pennsylvania with a B.S. degree in Economics from the Wharton School and a B.S. degree and an M.S. degree in Engineering. She also holds an M.B.A degree from Columbia University.

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
A significant amount of our revenue comes from contracts with digital properties where we are obligated to pay a specified minimum guaranteed amount per thousand impressions to the digital property. In each of the years ended December 31, 2023 through 2024, our guarantee costs, which we calculate as total payments due under guarantee arrangements in excess of amounts we otherwise would have been required to pay under revenue sharing arrangements, as a percentage of our total payments to digital properties, or TAC, was approximately 19% or less. Although we focus on achieving sufficient revenue per impression through the improvement of our algorithms and using our scale to exceed the minimum guarantees made to digital properties, we may not succeed in doing so. In addition, due to unfavorable macroeconomic, competitive or other conditions, we may be unable to perform as expected under arrangements that provide for such minimum guarantees, in which case our gross profit could be negatively impacted and our results of operation and financial condition could be adversely affected.
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
If the Yahoo partnership is not as long-term financially accretive as we expected our business, operating results, financial condition and reputation could be adversely affected.
If the Yahoo partnership does not receive long-term market acceptance or if Yahoo advertisers terminate their existing contracts or decrease their spend it could result in the partnership not yielding the long-term financial benefits originally expected. Our partnership with Yahoo grants exclusive rights to native advertising on their platform. If the native advertising market does not continue to experience growth or if advertisers continue to shift their preferences to other methods of advertising, or if Realize does not attract enough advertisers to Yahoo’s platforms, the expected long-term financial benefits of the partnership may not be fully realized and we may not continue to generate the cash flow, realize the profitability or increase our margins as expected during the term of the partnership. These factors, among others, may result in the full long-term financial accretion we expect to generate from the Yahoo partnership not being realized, a deterioration of our client relationships, increased costs, harm to our reputation, any of which could materially adversely affect our business, operating results and financial condition.
If the launch or implementation of Realize is not successful, if it fails to gain market acceptance, or if it does not deliver the financial accretion we expect, our business, operating results, financial condition and reputation could be adversely affected.
We have invested, and will continue to invest, significant resources in the development, launch, and implementation of Realize, our new performance advertising technology platform. The launch of a new technology platform, including Realize, is inherently risky. There is no guarantee Realize will deliver the value proposition to clients or the financial benefits we currently expect, or at all. Realize's success, and its expected financial benefits to us, depends on several factors, many of which are out of our control, including, but not limited to: (i) the timing and degree of market acceptance of Realize among existing and prospective advertisers; (ii) the degree to which Realize delivers intuitive, simple, and efficient user experience for advertisers to run performance-based campaigns; (iii) the level at which Realize meets the performance objectives for advertisers in delivering outcomes at scale beyond search and social; and (iv) whether our competitors are perceived to offer similar or superior solutions now or in the future that could render Realize less competitive. These risks and others may result in us not achieving the advertiser success and financial benefits to us we currently expect from Realize, a deterioration of our client relationships, increased costs and harm to our reputation, any of which could materially adversely affect our business, operating results and financial condition.
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
Our future success depends on our ability to effectively scale our offerings as our business grows to keep pace with demand for our solutions, and achieve long-term profitability. If we fail to implement these changes on a timely basis, or if we are unable to implement them effectively or at all due to factors beyond our control or other reasons, our business may suffer. We may not be successful in addressing these and other challenges we may face in the future. As a growing company in a rapidly evolving industry, our business prospects depend in large part on our ability to:
•develop and offer a competitive technology platform and offerings that meet our digital properties’ and Advertisers’ needs as they change;
•continuously innovate and improve on the algorithms underlying our technology in order to deliver positive results for our Advertisers and digital properties;
•build a reputation for superior solutions and create trust and long-term relationships with digital properties and Advertisers;
•distinguish ourselves from strong competitors in our industry;
•maintain and expand our relationships with Advertisers who can provide quality content and advertisements;
•respond to evolving industry and government oversight, standards and regulations that impact our business, particularly in the areas of native advertising, data collection, privacy and data protection;
•prevent or otherwise mitigate failures or breaches of security or privacy; and
•attract, hire, integrate and retain qualified and motivated employees.
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
Our quarterly and annual operating results have fluctuated significantly in the past. Similarly, we expect our future operating results to fluctuate for the foreseeable future due to a variety of factors, many of which are beyond our control. Our fluctuating results could cause our performance to fall below the expectations of investors, and adversely affect the price of our Ordinary shares. Because our business is changing and evolving rapidly, our historical operating results may not be useful in predicting our future operating results and it is difficult for us to accurately predict future results. In addition, our rapid growth has limited our ability to reliably track key business metrics and so we have limited understanding of certain aspects of our operations. For example, we do not have good visibility into the seasonality of our business due to the fact that our rapid growth may have masked seasonality. Factors that may increase the volatility of our operating results include the following:
•the addition or loss of new digital properties;
•changes in demand and pricing for our platform;
•the seasonal nature of Advertisers’ spending on digital advertising campaigns;
•changes in our pricing policies or the pricing policies of our competitors;
•the introduction of new technologies, product or service offerings by our competitors;
•changes in Advertisers’ budget allocations or marketing strategies;
•changes and uncertainty in the regulatory environment for us or Advertisers;
•changes in the economic prospects of our digital properties and Advertisers or the economy generally, which could alter current or prospective Advertisers’ spending priorities, or could increase the time or costs required to complete sales with digital properties or Advertisers;
•changes in the availability of advertising inventory or in the cost to reach end consumers through digital advertising;
•changes in our capital expenditures as we acquire the hardware, equipment and other assets required to support our business and potential supply issues in acquiring that hardware and assets;
•costs related to acquisitions of people, businesses or technologies; and
•traffic patterns.
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
Moreover, technology companies in the Internet browser and operating system spaces, including Google, have announced intentions to discontinue the use of cookies, and to develop alternative methods and mechanisms for tracking users. These web browser and operating system developers have significant resources at their disposal and command substantial market share, and any restrictions they impose could foreclose our ability to understand the preferences of a substantial number of consumers. The Safari, Firefox, and Edge browsers currently block cookies by default, and other browsers may do so in the future. On January 4, 2024, Google started restricting third-party cookies by default for 1% of global Google Chrome users. Unless such default settings in browsers are adjusted by Internet users, our ability to set our cookies in browsers will be more limited, which could adversely affect our business. While Google previously announced plans to completely phase out third-party cookies in Google Chrome they have since announced they no longer plan to deprecate third-party cookies in its Chrome browser. Moreover, mobile devices using Android and iOS operating systems limit the ability of cookies to track users while they are using applications other than their web browser on the device. As a consequence, fewer of our cookies or media partners’ cookies may be set in browsers or be accessible in mobile devices, which can adversely affect our ability to target and measure ads effectively.
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
In particular, errors and defects in Taboola’s AI powered platform may have a significant adverse impact on our business. As the amount of data and number of variables processed by Taboola’s AI powered platform increase, the risk of errors in the type of data collected, stored, generated or accessed also increases. In addition, the calculations that the algorithms must compute become increasingly complex and the likelihood of any defects or errors increases. If we were to experience significant errors or defects in Taboola’s AI powered platform, our solution could be impaired or stop working altogether, which could prevent us from generating any revenue until the errors or defects were detected and corrected. Other negative consequences from significant errors or defects in Taboola’s AI powered platform could include:
•a loss of Advertisers and digital properties;
•fewer user visits to our digital properties;
•lower click-through rates;
•lower conversion rates;
•lower profitability per impression, up to and including negative margins;
•lower return on advertising spend for Advertisers;
•lower price for the advertising inventory we are able to offer to digital properties;
•delivery of advertisements that are less relevant or irrelevant to users;
•liability for damages or regulatory inquiries or lawsuits; and
•harm to our reputation.
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
In 2024, our two largest digital properties, Yahoo and Microsoft, accounted for approximately 32% of our gross revenues generated from Advertisers on digital properties, and our top five digital properties accounted for approximately 40% of our gross revenues. We have long-term contracts with our large digital properties, which, in general, contain minimum guarantee requirements. The typical contract length with our large digital properties is over two years (without any right by these properties to terminate earlier than that absent cause).
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
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. We are also subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act 2010, the Proceeds of Crime Act 2002, Chapter 9 (sub-chapter 5) of the Israeli Penal Law, 1977, the Israeli Prohibition on Money Laundering Law —2000 and possibly other anti-bribery and anti-money laundering laws in countries outside of the United States in which we conduct our activities. Compliance with these laws has been the subject of increasing focus and activity by regulatory authorities, both in the United States and elsewhere, in recent years. Anti-corruption laws are interpreted broadly and prohibit companies and their employees and third-party intermediaries from authorizing, promising, offering, providing, soliciting or accepting, directly or indirectly, improper payments or benefits to or from any person whether in the public or private sector. Although we endeavor to conduct our business in accordance with applicable laws and regulations, we cannot guarantee compliance.
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
Although we do not believe that we were a “passive foreign investment company,” or a PFIC, for U.S. federal income tax purposes for 2024, if we are a PFIC in 2025 or in any future year, a U.S. investor in our Ordinary shares or Warrants may be subject to adverse U.S. federal income tax consequences.
Under the Internal Revenue Code of 1986, as amended, or the Code, we will be classified as a PFIC for any taxable year in which, either (i) at least 75% of our gross income in a taxable year, including our pro rata share of the gross income of any corporation in which we are considered to own at least 25% of the shares by value, is passive income or (ii) at least 50% of our assets in a taxable year (ordinarily determined based on fair market value and averaged quarterly over the year), including our pro rata share of the assets of any corporation in which we are considered to own at least 25% of the shares by value, are held for the production of, or produce, passive income. Passive income generally includes, among other things, dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets. The Company believes that it was not a PFIC for U.S. federal income tax purposes for its 2024 taxable year and it does not expect to become one in the foreseeable future. However, PFIC status is determined annually and depends on the composition of a company’s income and assets and the fair market value of its assets and no assurance can be given that we were not a PFIC in 2024, or as to whether we will be a PFIC in 2025 or for any future taxable years.
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
Unauthorized parties may attempt to copy aspects of our technology or obtain and use information we regard as proprietary. We generally enter into confidentiality and/or license agreements with our employees, consultants, vendors and Advertisers, and generally limit access to and distribution of our proprietary information. However, any steps taken by us may not prevent infringement, misappropriation or other violation of our intellectual property, technology and proprietary information. Policing unauthorized use of our technology is difficult. In addition, the laws of some foreign countries may not be as protective of intellectual property and proprietary rights as those of the U.S, and mechanisms for enforcement of our intellectual property and proprietary rights in such countries may be inadequate. From time to time, legal action by us may be necessary to enforce our intellectual property and proprietary rights, to protect our trade secrets, to determine the validity and scope of the intellectual property and proprietary rights of others, or to defend against claims of infringement, misappropriation or other violation. Although we generally rely on trade secret laws to protect our intellectual property, we may encounter difficulties enforcing our rights where we lack patent protection. Such litigation could result in substantial costs and the diversion of limited resources and could negatively affect our business, financial condition and results of operations. If we are unable to protect our intellectual property and proprietary rights, including aspects of our technology platform, we may find ourselves at a competitive disadvantage to others who have not incurred the same level of expense, time and effort to create and protect their intellectual property.4
We may be subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.
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
The market price of our Ordinary shares could be highly volatile and may fluctuate substantially as a result of many factors, including:
•actual or anticipated fluctuations in our results of operations;
•variance in our financial performance from the expectations of market analysts or others;
•announcements by us or our competitors of significant business developments, changes in significant customers, acquisitions or expansion plans;
•our involvement in litigation;
•our sale of Ordinary shares or other securities in the future;
•market conditions in our industry;
•changes in key personnel;
•the trading volume of our Ordinary shares;
•changes in the estimation of the future size and growth rate of our markets; and
•general economic and market conditions.
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
As of December 31, 2024, we have 293,134,865 Ordinary shares outstanding. Sales by us or our shareholders of a substantial number of Ordinary shares, the issuance of Ordinary shares as consideration for acquisitions, or the perception that these sales might occur, could cause the market price of our Ordinary shares to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities.
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
We may issue additional Ordinary shares or other equity securities in the future in connection with, among other things, future capital raising and transactions and future acquisitions, without your approval in many circumstances. Such issuance of additional Ordinary shares or other equity securities would have the following effects:
•Our existing shareholders’ proportionate ownership interest in Taboola may decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding ordinary share may be diminished; and
•the trading price of our Ordinary shares may decline.

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
As has been widely publicly reported, starting October 2023 war was declared in Israel. Although we are a company formed under the laws of the State of Israel and have a significant presence there, we are a global company with operations in multiple countries. We maintain a business continuity plan and have taken the steps designed to maintain our operations in light of the war in Israel. As of the date of this Annual Report, our operations have not been materially adversely affected by the war.
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
Provisions of Israeli law and our amended and restated articles of association could have the effect of delaying or preventing a change in control and may make it more difficult for a third-party to acquire us or our shareholders to elect different individuals to our board of directors, even if doing so would be considered to be beneficial by some of our shareholders, and may limit the price that investors may be willing to pay in the future for our Ordinary shares. Among other things:
•Israeli corporate law regulates mergers and requires that a tender offer be effected when more than a specified percentage of shares in a company are purchased;
•Israeli corporate law requires special approvals for certain transactions involving directors, officers or significant shareholders and regulates other matters that may be relevant to these types of transactions;
•Israeli corporate law does not provide for shareholder action by written consent for public companies, thereby requiring all shareholder actions to be taken at a general meeting of shareholders;
•our amended and restated articles of association divide our directors into three classes, each of which is elected once every three years;
•our amended and restated articles of association generally requires that 33⅓% of our outstanding shares entitled to vote to be present in person or by proxy to constitute a quorum;
•our amended and restated articles of association generally require a vote of the holders of a majority of our outstanding Ordinary shares entitled to vote present and voting on the matter at a general meeting of shareholders (referred to as simple majority), and the amendment of a limited number of provisions, such as the provision empowering our board of directors to determine the size of the board, the provision dividing our directors into three classes, the provision that sets forth the procedures and the requirements that must be met in order for a shareholder to require the Company to include a matter on the agenda for a general meeting of the shareholders and the provisions relating to the election and removal of members of our board of directors and empowering our board of directors to fill vacancies on the board, require a vote of the holders of 65% of our outstanding Ordinary shares entitled to vote at a general meeting;
•our amended and restated articles of association do not permit a director to be removed except by a vote of the holders of at least 65% of our outstanding shares entitled to vote at a general meeting of shareholders; and
•our amended and restated articles of association provide that director vacancies may be filled by our board of directors.
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
We currently have sales denominated in currencies other than the US dollar. In addition, we incur a portion of our operating expenses in Brazilian Reals, British pounds, Euro, Israeli shekels, Japanese Yen and Thai baht, among others. Any fluctuation in the exchange rates of these foreign currencies could negatively impact our business, financial condition and results of operations. We have a foreign currency cash flow hedging program to address possible exposure arising from expected expenses to be paid in NIS. As part of this program we hedge a portion of our anticipated NIS denominated payroll of Israeli employees for a period of one to twelve months with forward contracts and other derivative instruments. We may continue to pursue additional currency hedging or may modify or terminate these arrangements from time to time. We intend to enter into these transactions only to hedge underlying risk reasonably related to our business and not for speculative purposes. There can be no assurance that any such activities will be effective or beneficial to us in whole or in part for several reasons including lack of experience, costs or illiquid markets. In addition, it is difficult to predict the effect hedging activities would have on our results of operations, and hedging activities can themselves result in losses.
In periods of economic uncertainty, businesses may delay or reduce their spending on advertising, we are exposed to the credit risk of some of our clients and customers as well as increased cost of operation in Israel, any of which could materially harm our business.
Inflation, which persisted throughout 2024, has adversely affected us by increasing the costs of equipment and labor needed to operate our business and could continue to adversely affect us in future periods. Unstable inflation conditions make it difficult for us and our clients to accurately forecast and plan future business activities, and could cause our clients to reduce or delay their advertising spending with us. Historically, economic downturns, including conditions such as inflation, recessions, or other changes in economic conditions have resulted in overall reductions in advertising spending, and businesses may curtail spending both on advertising in general and on solutions such as ours. We cannot predict the timing, strength or duration of any economic slowdown or recovery. Any macroeconomic deterioration in the future could impair our revenue and results of operations.
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
As of December 31, 2024 we have offices in Israel, the United States, the United Kingdom, Brazil, Turkey, Thailand, India, Japan, China, South Korea, Taiwan, Australia, Mexico, Germany, Spain, Poland, France, Sweden, Netherlands, Hong Kong, Italy, and Hungary. Expansion into new international markets requires additional management attention and resources in order to tailor our solutions to the unique aspects of each country. In addition, we face the following additional risks associated with our expansion into international locations:
•challenges caused by distance, language and cultural differences;
•longer payment cycles in some countries;
•credit risk and higher levels of payment fraud;
•compliance with applicable foreign laws and regulations, including laws and regulations with respect to privacy, data protection, consumer protection, spam and content, and the risk of penalties to our users and individual members of management if our practices are deemed to be out of compliance;
•unique or different market dynamics or business practices;
•currency exchange rate fluctuations or inflation;
•foreign exchange controls;
•political and economic instability and export restrictions;
•potentially adverse tax consequences; and
•higher costs associated with doing business internationally.
These risks could harm our international expansion efforts, which could have a materially adverse effect on our business, financial condition or results of operations.

ITEM 1B:UNRESOLVED STAFF COMMENTS
None.

ITEM 1C:CYBERSECURITY
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
In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced any undetected cybersecurity incidents. For more information about these risks, refer to Part 1, Item 1A, “Risk Factors” in this Annual Report.

ITEM 2: PROPERTIES
Our corporate headquarters is in New York City and our core research and development team is in Tel Aviv. We maintain offices in major cities around the world to serve our geographically diverse client base. Additionally, we operate data centers in the United States, Israel, Hong Kong, Singapore and Netherlands and have ten data centers which are operated under collocation agreements with six third-party data center providers. Certain of our real property and other leases are further described in Notes 9, 12, 18 and 20 of Notes to Consolidated Financial Statements elsewhere in this Annual Report.
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
Based on a review of the information provided to us by our transfer agent, as of February 19, 2025, there were 292 registered holders of our Ordinary shares. The number of registered holders does not represent the actual number of beneficial owners of our Ordinary shares because the shares of Ordinary shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote and/or dispositive power with respect to their shares.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about Ordinary shares repurchased pursuant to our Buyback Program for the three months ended December 31, 2024.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (2)
October 1 - October 31, 2024	1,007,000	$3.45	1,007,000	$52,104,923
November 1 - November 30, 2024	948,455	$3.40	948,455	$48,880,883
December 1 - December 31, 2024	847,555	$3.92	847,555	$45,561,509
(1)Excludes broker and transaction fees.
(2)On May 10, 2023, the Company announced a share buyback program for the repurchase of up to $40.0 million of our outstanding Shares, with no expiration date (the “Buyback Program”). On November 7, 2023, the Board authorized up to an additional $40.0 million of buybacks under the Buyback Program and in February 2024, the Board authorized up to $100.0 million for use under the Buyback Program, including any remaining authority from the November 2023 Board authorization. On February 26, 2025, the Company announced that the Board authorized up to an additional $200.0 million for use under the Buyback Program. The Buyback Program permits us to purchase our Shares from time to time in the open market, including through trading plans intended to comply with Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. The timing and amount of any share buybacks will be subject to market conditions and other factors determined by the Company. The Company may suspend, modify or discontinue the Buyback Program at any time in its sole discretion without prior notice.
Shareholder Return Performance Presentation
This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, or the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.
The graph below compares the cumulative total shareholder return on our Ordinary shares from June 30, 2021 (the date our Ordinary shares commenced trading on the NASDAQ) through December 31, 2024 with the cumulative total return on the NASDAQ Composite Index and S&P SmallCap 600 Communication Services Index. All values assume a $100 initial investment and data for the NASDAQ Composite Index and S&P SmallCap 600 Communication Services Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Ordinary shares.

Cumulative Total Shareholder Return
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/30/22
03/31/23
06/30/23
09/30/23
12/30/23
03/31/24
06/30/24
09/30/24
12/31/24
Taboola.com
Nasdaq Composite
S&P SmallCap 600 Communication Services

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
Taboola is a technology company that helps businesses grow by placing ads on publisher sites, mobile apps, and devices, which we collectively refer to as digital properties. We operate outside of the major search and social media walled gardens such as Meta, Google, and Amazon. Thousands of Advertisers trust us to drive growth, while approximately 11,000 digital property partners, including NBCNews, Disney, Yahoo, and Apple, rely on us for monetization and audience growth. Our scale is meaningful - we reach approximately 600 million people a day, gaining real-time insight into what people read and buy. This gives us unique “pulse of the internet” data - which alongside our artificial intelligence (AI) - is our competitive advantage and helps our advertiser clients achieve exceptional returns on their advertising spend.
Taboola began operations in 2007 and our technology provides significant value to both digital property partners and Advertisers. Digital properties use our technology platforms to achieve their business goals, such as driving new audiences to their sites and apps, or increasing engagement on site. We also provide a meaningful monetization opportunity to digital properties by matching relevant advertising to their audience in real time. Unlike walled gardens, we are a business-to-business, or B2B, company with no competing consumer interests. We only interact with consumers through our partners’ digital properties, hence we do not compete with our partners for user attention. Our motivations are aligned. When our partners win, we win, and we grow together.

We empower Advertisers to leverage our proprietary AI-powered performance advertising platform to reach targeted audiences utilizing effective ad formats across digital properties.
We generate revenues primarily when people (consumers) click on, purchase from or, in some cases, view the ads that appear within our partners’ digital experiences via our performance AI engine. Advertisers pay us for those clicks, purchases or impressions, and we share the resulting revenue with the digital properties who display those ads and generate those clicks and downstream consumer actions.
Our powerful performance AI engine was built to address a technology challenge of significant complexity: predicting which content, both advertisements and editorial, users would be interested in, without explicit intent data or social media profiles. Search advertising platforms have access, at a minimum, to users’ search queries which indicate intent, while social media advertising platforms have access to rich personal profiles created by users. We are the only independent performance platform that goes beyond search and social, and delivers outcomes at scale for advertisers, leveraging our unique supply, 1st-party data and AI technology.
For more information about ex-TAC Gross Profit, Adjusted EBITDA and Non-GAAP Net Income, see “Operating and Financial Review and Prospects —Non-GAAP Financial Measures.”
For more information about ex-TAC Gross Profit, Adjusted EBITDA and Non-GAAP Net Income, see “Management’s Business Discussion and Analysis of Financial Condition and Results of Operations- Non-GAAP Financial Measures.”
Subsequent Developments
On February 26, 2025, Taboola announced a new focus beyond native advertising, a powerful new technology platform called Realize and opened Realize for all advertisers.
Taboola has been a market leader in native advertising for more than a decade, driving success for advertisers, primarily in “bottom-of-article” placements. Taboola is now extending beyond this legacy with the introduction of Realize, a platform that specializes in performance outcomes at scale beyond search and social.
Realize leverages our unique data, performance AI and an increasingly diverse range of inventory and creative formats to achieve performance objectives
Key Factors and Trends Affecting our Performance
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and those referred to in Part I, Item 1A,“Risk Factors.”
Maintaining and Growing Our Digital Property Partners
We engage with a diverse network of digital property partners, substantially all of which have contracts with us containing either an evergreen term or an exclusive partnership with us for multi-year terms at inception for their native advertising supply. These agreements typically require that our code be integrated on the digital property web page because of the nature of providing both editorial and paid recommendations. In the portion of our business that is tied to these native advertising supply partnerships. which currently accounts for the vast majority of our business, we do not bid for ad placements, as traditionally happens in the advertising technology space, but rather see all users that visit the pages on which we appear. Due to our multi-year exclusive contracts and high retention rates, our supply is relatively consistent and predictable. We had approximately 11,000, 12,000 and 15,000 digital property partners in the fourth quarter of 2024, 2023 and 2022, respectively.
As a result of the launch of our Realize performance platform on February 26, 2025, we expect a growing portion of our business to be tied to inventory where we bid for ad placements, primarily on sites where we have a first party data advantage.
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

Growing Our Advertiser Client Base
We have a large network of Advertisers that wish to achieve specific performance goals, such as obtaining subscribers for email newsletters or acquiring leads for product offerings, across multiple verticals. As we look at growing our advertiser client base, we want to grow the number of advertisers that spend with us at scale. We define a Scaled Advertiser as an Advertiser that has more than $100,000 of cumulative gross spend on the network on a trailing four quarter basis. We had approximately 2,100, 1,800 and 1,800 of Scaled Advertiser clients working with us directly, or through advertising agencies, worldwide during the fourth quarters of 2024, 2023 and 2022, respectively. In an effort to also measure how we are growing our advertising spend with each Scaled Advertiser, we have introduced an Average Revenue per Scaled Advertiser performance measure. Average Revenue per Scaled Advertiser is calculated as the aggregate cumulative gross spend of all Scaled Advertisers for a given period divided by the number of Scaled Advertisers for that period. The Average Revenue per Scaled Advertiser was approximately $199,000, $198,000 and $175,000 during the fourth quarters of 2024, 2023 and 2022, respectively. A large portion of our revenue comes from Scaled Advertisers. The Revenue contribution from Scaled Advertisers represented 85%, 83% and 82% of our Revenues for the fourth quarters of 2024, 2023 and 2022, respectively. These performance Advertisers use our service when they obtain a sufficient return on ad spend to justify their ad spend. We grow the revenue from performance Advertisers in three ways. First, we improve the performance of our network by developing new product features, improving our algorithms and optimizing our supply. Second, we secure increased budgets from existing Advertisers by offering new ad formats and helping them achieve additional goals. Third, we grow our overall Advertiser base by bringing on new Advertisers that we have not worked with previously.
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

(dollars in thousands, except per share data)	Year ended December 31,
	2024	2023	2022
Revenues	$1,766,220	$1,439,685	$1,401,150
Gross profit	$534,218	$425,558	$464,253
Net loss	$(3,760)	$(82,040)	$(11,975)
EPS	$(0.01)	$(0.24)	$(0.05)
Ratio of net loss to gross profit	(0.7)%	(19.3)%	(2.6)%
Cash flow provided by operating activities	$184,331	$84,373	$53,484
Cash, cash equivalents, short-term deposits and investments	$230,363	$181,833	$262,807

Non-GAAP Financial Data (1)
ex-TAC Gross Profit	$667,496	$535,819	$569,642
Adjusted EBITDA	$200,926	$98,677	$156,676
Non-GAAP Net Income	$122,377	$32,580	$91,382
Ratio of Adjusted EBITDA to ex-TAC Gross Profit	30.1%	18.4%	27.5%
Free Cash Flow	$149,176	$52,240	$18,570

(1)Refer to “Non-GAAP Financial Measures” below for an explanation and reconciliation to GAAP metrics.
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
Limitations on the use of ex-TAC Gross Profit include the following:
•Traffic acquisition cost is a significant component of our cost of revenues but is not the only component; and
•ex-TAC Gross Profit is not comparable to our gross profit and by definition ex-TAC Gross Profit presented for any period will be higher than our gross profit for that period.

The following table provides a reconciliation of revenues and gross profit to ex-TAC Gross Profit:

	Year ended December 31,
	2024	2023	2022
	(dollars in thousands)
Revenues	$1,766,220	$1,439,685	$1,401,150
Traffic acquisition cost (1)	1,101,556	903,866	831,508
Other cost of revenues	130,446	110,261	105,389
Gross profit	$534,218	$425,558	$464,253
Add back: Other cost of revenues (1)	133,278	110,261	105,389
ex-TAC Gross Profit	$667,496	$535,819	$569,642

(1)The year ended December 31, 2024 included $2,832 amortization expense of the non-cash based Commercial agreement asset. See Note 1b of Notes to the Consolidated Financial Statements.

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
Limitations on the use of Adjusted EBITDA include the following:
•Although depreciation expense is a non-cash charge, the assets being depreciated may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•Adjusted EBITDA excludes share-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
•Adjusted EBITDA does not reflect, to the extent applicable for a period presented: (1) changes in, or cash requirements for, our working capital needs; (2) interest expense, or the cash requirements necessary to service interest or if applicable principal payments on debt, which reduces cash available to us; or (3) tax payments that may represent a reduction in cash available to us; and
•The expenses and other items that we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA when they report their operating results.

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Year ended December 31,
	2024	2023	2022
	(dollars in thousands)
Net loss	$(3,760)	$(82,040)	$(11,975)
Adjusted to exclude the following:
Finance (income) expenses, net	11,980	12,804	(9,213)
Income tax expenses	17,697	5,499	7,523
Depreciation and amortization (1)	103,722	96,512	91,221
Share-based compensation expenses	60,044	53,749	63,830
Restructuring expenses (2)	—	—	3,383
Holdback compensation expenses (3)	7,054	10,582	11,091
M&A and other costs (4)	4,189	1,571	816
Adjusted EBITDA	$200,926	$98,677	$156,676

(1)The year ended December 31, 2024, includes one-time write-off of internal use software in the amount of $3,038. See Note 9 of Notes to the Consolidated Financial Statements. The year ended December 31, 2024 included $2,832 amortization expense of the non-cash based Commercial agreement asset. See Note 1b of Notes to the Consolidated Financial Statements.
(2)Costs associated with the Company’s cost restructuring program implemented in September 2022.
(3)Represents share-based compensation due to holdback of Ordinary shares issuable under compensatory arrangements relating to Connexity acquisition.
(4)The year ended December 31, 2024, includes $1,830 related to excess termination expenses from a headcount reduction due to the launch of Realize, $1,664 in professional and legal expenses related to a litigation matter in which the Company is the plaintiff and is not related to our ongoing business operations and certain one-time professional service costs. The year ended December 31, 2023, includes one-time costs related to the Commercial agreement.
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

The following table provides a reconciliation of ratio of net income (loss) to gross profit and Ratio of Adjusted EBITDA to ex-TAC Gross Profit:

	Year ended December 31,
	2024	2023	2022
	(dollars in thousands)
Gross profit	$534,218	$425,558	$464,253
Net loss	$(3,760)	$(82,040)	$(11,975)
Ratio of net loss to gross profit	(0.7)%	(19.3)%	(2.6)%

ex-TAC Gross Profit	$667,496	$535,819	$569,642
Adjusted EBITDA	$200,926	$98,677	$156,676
Ratio of Adjusted EBITDA margin to ex-TAC Gross Profit	30.1%	18.4%	27.5%

Non-GAAP Net Income (Loss)
We calculate Non-GAAP Net Income (Loss) as net income (loss) adjusted to exclude revaluation of our Warrants liability, share-based compensation expense including Connexity holdback compensation expenses, M&A costs and amortization of acquired intangible assets and the non-cash based Commercial agreement asset, foreign currency exchange rate gains (losses), net, and other noteworthy items that change from period to period and related tax effects.
We believe that Non-GAAP Net Income (Loss) is useful because it allows us and others to measure our operating performance and trends without regard to items such as the revaluation of our Warrants liability, share-based compensation expense, cash and non-cash M&A costs including amortization of acquired intangible assets and the non-cash based Commercial agreement asset, foreign currency exchange rate (gains) losses, net and other noteworthy items that change from period to period and related tax effects. These items can vary substantially depending on our share price, acquisition activity, the method by which assets are acquired and other factors.
Limitations on the use of Non-GAAP Net Income (Loss) include the following:
•Non-GAAP Net Income (Loss) excludes share-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
•Non-GAAP Net Income (Loss) will generally be more favorable than our net income (loss) for the same period due to the nature of the items being excluded from its calculation; and
•Non-GAAP Net Income (Loss) is a performance measure and should not be used as a measure of liquidity.

The following table provides a reconciliation of net income (loss) to Non-GAAP Net Income (Loss) for the periods shown*:

	Year ended December 31,
	2024	2023	2022
	(dollars in thousands)
Net loss	$(3,760)	$(82,040)	$(11,975)
Amortization of acquired intangibles (1)	65,135	63,888	63,557
Share-based compensation expenses	60,044	53,749	63,830
Restructuring expenses (2)	—	—	3,383
Holdback compensation expenses (3)	7,054	10,582	11,091
M&A and other costs (4)	4,189	1,571	816
Revaluation of Warrants	(2,761)	(627)	(24,471)
Foreign currency exchange rate losses (gains) (5)	5,625	(946)	(1,377)
Income tax effects	(13,149)	(13,597)	(13,472)
Non-GAAP Net Income	$122,377	$32,580	$91,382

(1)The year ended December 31, 2024, includes one-time write-off of internal use software in the amount of $3,038. See Note 9 of Notes to the Consolidated Financial Statements. The year ended December 31, 2024 included $2,832 amortization expense of the non-cash based Commercial agreement asset. See Note 1b of Notes to the Unaudited Consolidated Interim Financial Statements.
(2)Costs associated with the Company’s cost restructuring program implemented in September 2022.
(3)Represents share-based compensation due to holdback of Ordinary shares issuable under compensatory arrangements relating to Connexity acquisition.
(4)The year ended December 31, 2024, includes $1,830 related to excess termination expenses from a headcount reduction due to the launch of Realize, $1,664 in professional and legal expenses related to a litigation matter in which the Company is the plaintiff and is not related to our ongoing business operations and certain one-time professional service costs. The year ended December 31, 2023, includes one-time costs related to the Commercial agreement.
(5)Represents foreign currency exchange rate gains or losses related to the remeasurement of monetary assets and liabilities to the Company’s functional currency using exchange rates in effect at the end of the reporting period.
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
Limitations on the use of Free Cash Flow include the following:
•it should not be inferred that the entire Free Cash Flow amount is available for discretionary expenditures. For example, cash is still required to satisfy other working capital needs, including short-term investment policy, restricted cash, repayment of loan.
•Free Cash Flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities; and
•This metric does not reflect our future contractual commitments.

The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Year ended December 31,
	2024	2023	2022
	(dollars in thousands)
Net cash provided by operating activities	$184,331	$84,373	$53,484
Purchase of property and equipment, including capitalized internal-use software	(35,155)	(32,133)	(34,914)
Free Cash Flow	$149,176	$52,240	$18,570

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
Traffic acquisition cost
Traffic acquisition cost, or TAC, consists primarily of cost related to digital property compensation for placing our platform on their digital property and cost for advertising impressions purchased from real-time advertising exchanges and other third parties. Traffic acquisition cost also includes up-front payments, incentive payments, or bonuses paid to the digital property partners and the amortization of the non-cash based Commercial agreement asset (see Note 1b of Notes to the Consolidated Financial Statements in this Annual Report), which are amortized over the shorter of respective contractual terms and the economic benefit period of the digital property arrangement. For the majority of our digital properties partners, we have two primary compensation models for digital properties. The most common model is a revenue share model. In this model, we agree to pay a percentage of our revenue generated from advertisements placed on the digital properties. The second model includes guarantees. Under this model, we pay the greater of a percentage of the revenue generated or a committed guaranteed amount per thousand page views (“Minimum guarantee model”). Actual compensation is settled on a monthly basis. Expenses under both the revenue share model as well as the Minimum guarantee model are recorded as incurred, based on actual revenues generated by us at the respective month.
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
General and administrative
General and administrative expenses consist of payroll and other personnel related costs, including salaries, share-based compensation, employee benefits and expenses for executive management, legal, finance and others. In addition, general and administrative expenses include fees for professional services and occupancy costs. We expect our general and administrative expenses to remain relatively flat in 2025.
Finance income (expenses), net
Finance income (expenses), net, primarily consists of interest income (expense) including amortization of loan and credit facility issuance costs, Warrants liability fair value adjustments, gains (losses) from foreign exchange fluctuations and bank fees.
Income tax benefit (expenses)
The statutory corporate tax rate in Israel was 23% for 2024, 2023 and 2022, although we are entitled to certain tax benefits under Israeli law. See Note 17 of Notes to the Consolidated Financial Statements in this Annual Report.
Pursuant to the Israeli Law for Encouragement of Capital Investments-1959 (the “Investments Law”) and its various amendments, under which we have been granted “Beneficiary Enterprise” status, we were granted a tax exemption status for the years 2018 and 2019.
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
As of December 31, 2024, we have an accumulated tax loss carry-forward of approximately $23.8 million in Israel and $1.4 million federal tax in the U.S. Those tax losses can be offset indefinitely. Non-Israeli subsidiaries are taxed according to the tax laws in their respective jurisdictions.
The following section discusses our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2021, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report of Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 13, 2023.

The following table provides consolidated statements of loss data for the periods indicated:

(dollars in thousands)	Year ended December 31,		2024 vs 2023
	2024	2023	$ Change	% Change
Revenues	$1,766,220	$1,439,685	$326,535	22.7%
Cost of revenues:
Traffic acquisition cost	1,101,556	903,866	197,690	21.9%
Other cost of revenues	130,446	110,261	20,185	18.3%
Total cost of revenues	1,232,002	1,014,127	217,875	21.5%
Gross profit	534,218	425,558	108,660	25.5%
Operating expenses:
Research and development	142,438	136,255	6,183	4.5%
Sales and marketing	268,526	246,342	22,184	9.0%
General and administrative	97,337	106,698	(9,361)	(8.8)%
Total operating expenses	508,301	489,295	19,006	3.9%
Operating Income (loss)	25,917	(63,737)	89,654	(140.7)%
Finance income (expenses), net	(11,980)	(12,804)	824	(6.4)%
Income (Loss) before income taxes expenses	13,937	(76,541)	90,478	(118.2)%
Income tax expenses	(17,697)	(5,499)	(12,198)	221.8%
Net loss	$(3,760)	$(82,040)	$78,280	(95.4)%

Comparison of the Years Ended December 31, 2024 and 2023
Revenues increased by $326.5 million, or 22.7%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. New digital property partners contributed approximately $291.7 million of new Revenues on a 12-month run rate basis calculated based on their first full month on the network, a majority of which is related to Yahoo supply. Existing digital property partners, including the growth of new digital property partners (beyond the revenue contribution determined based on the run-rate revenue generated by the partners when they are first on-boarded) increased by approximately $34.8 million. This increase was primarily driven by continued growth on Yahoo supply partially mitigated by lower advertiser rates on existing digital property partners due to spend being served on new Yahoo supply added to the network.
Cost of revenues increased by $217.9 million, or 21.5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. Most of the increase in Cost of revenues was driven by Traffic acquisition cost, which increased by $197.7 million, or 21.9%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The cost of guarantees (total payments due under guarantee arrangements in excess of amounts the Company would otherwise be required to pay under revenue sharing arrangements) as a percentage of traffic acquisition costs were approximately 18% and 19% for the years ended December 31, 2024 and December 31, 2023, respectively.
Gross profit increased by $108.7 million, or 25.5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Ex-TAC Gross Profit, a non-GAAP measure, increased by $131.7 million, or 24.6%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to revenue from advertisers transferred from Yahoo, as well as growth in spend from existing Taboola advertisers.
Other cost of revenues increased by $20.2 million, or 18.3%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, mainly due to a $13.9 million increase in data, content, communication and IT related expenses, $3.1 million increase in depreciation expenses related to new product innovation and $2.7 million increase in digital service tax expenses.
Research and development expenses increased by $6.2 million, or 4.5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily attributable to an increase of $4.4 million in employee and subcontractor headcount and related costs, including share-based compensation expenses, reflecting our continued effort to enhance our product offerings and a $1.7 million increase in depreciation expenses.
Sales and marketing expenses increased by $22.2 million, or 9.0%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily attributed to $24.3 million increase in employee and subcontractor headcount and related costs, including share-based compensation expenses, supporting our growth partially offset by a decrease in amortization expenses of $3.2 million .

General and administrative expenses decreased by $9.4 million, or 8.8%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily attributed to a decrease of $2.3 million in insurance expenses in connection with the Yahoo partnership, a decrease of $2.4 million in credit losses expenses and a decrease of $6.1 million in employee and subcontractors related costs, including share-based compensation expenses, and, partially offset by an increase of $1.0 million in depreciation expenses.
Finance expenses, net decreased by $0.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, mainly attributable to $2.1 million Warrants liability revaluation and $5.3 million decrease in interest expense due to the voluntary repayments of a portion of the long-term loan in 2024 and lower average interest rates, partially offset by an increase of $6.6 million in Foreign currency exchange rate gains, net.
Income (loss) before income taxes increased by $90.5 million, for the year ended December 31, 2024 compared to the year ended December 31, 2023, as a result of the factors described above.
Tax expense increased by $12.2 million, or 221.8%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily driven by higher taxable income overall as well as adjustments in deferred tax expenses related to the U.S. entity.
Liquidity and Capital Resources
Our primary cash needs are for working capital, personnel costs, contractual obligations, including payments to digital property partners, office leases and software and information technology costs, capital expenditures for servers and capitalized software development, payment of interest and required principal payments on our long-term loan and other commitments. We fund these cash needs primarily from cash generated from operations, as well as from cash and cash equivalents on our balance sheet when required. We generated cash from operations for the years ended December 31, 2024, 2023, and 2022 of $184.3 million, $84.4 million, and $53.5 million, respectively.
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
As of December 31, 2024 and 2023, we had $230.4 million and $181.8 million of cash, cash equivalents and short-term investments, respectively, and $1.7 million and $5.7 million in short and long-term restricted deposits, respectively, used, mainly, as security for our lease commitments. Cash and cash equivalents consist of cash in banks and highly liquid marketable securities investments and money market account and funds, with an original maturity of three months or less at the date of purchase and are readily convertible to known amounts of cash. Short-term investments generally consist of U.S. government treasuries, commercial paper, corporate debt securities, and U.S. agency bonds.
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
On August 9, 2022 we entered into an incremental revolving credit facility amendment to our existing senior secured credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides for borrowings in an aggregate principal amount of up to $90 million (the “Revolving Facility”). The proceeds of the Revolving Facility can be used to finance working capital needs and general corporate purposes. Borrowings under the Revolving Facility are subject to customary borrowing conditions and will bear interest at a variable annual rate based on Term SOFR or Base Rate plus a fixed margin. The Amended Credit Agreement also contains customary representations, covenants and events of default as well as a financial covenant, which places a limit on our allowable net leverage ratio. As of December 31, 2024, we had no outstanding borrowings under the Revolving Facility.
In the years ended December 31, 2024 and 2023 we voluntarily prepaid the principal amount of debt outstanding under our long-term loan of $30.0 million and $79.3 million, respectively. We will consider the repurchase and retirement of additional debt based on, among other factors, our working capital and capital expenditures needs, liquidity position and possible alternative uses of cash.
As of December 31, 2024, the outstanding principal amount related to our long-term loan, following the voluntary prepayments, was $122.7 million.

In May 2023, our Board authorized a share buyback program for the repurchase of up to $40.0 million of the Company’s outstanding Shares, with no expiration date (the “Buyback Program”). In November 2023, our Board authorized up to an additional $40.0 million of buybacks under the Buyback Program and in February 2024, the Board authorized up to $100.0 million for use under the Buyback Program, including any remaining authority from the November 2023 Board authorization. As permitted by the Buyback Program, share repurchases may be made from time to time, in privately negotiated transactions or in the open market, including through trading plans intended to comply with Rule 10b5-1, at the discretion of our management and as permitted by securities laws and other legal requirements, including Rule 10b-18 of the Exchange Act. The Buyback Program does not obligate the Company to repurchase any specific number of shares and may be discontinued, modified or suspended at any time.
During the year ended December 31, 2024, we repurchased 18.3 million Shares, consisting of 17.3 million Ordinary shares, and 1.0 million Non-voting Ordinary shares (see Note 18) at an average price of $4.06 per share (excluding broker and transaction fees of $0.4 million). As of December 31, 2024 the Company had remaining authorization to repurchase shares up to an aggregate amount of $45.6 million.
In February 26, 2025, our Board authorized up to an additional $200.0 million for use under the Buyback Program, subject to satisfying required conditions under the Israeli Companies Law and the Companies Regulations.
See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 15 of Notes to the Consolidated Financial Statements in this Annual Report.
Our future capital requirements and the adequacy of available funds will depend on many factors, including the risks and uncertainties set forth under Part I, Item 1A, “Risk Factors.”
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2024		2023	2022
	(dollars in thousands)
Cash Flow Data:
Net cash provided by operating activities	$184,331	0	$84,373	$53,484
Net cash provided by (used in) investing activities	(30,109)	0	59,640	(139,561)
Net cash used in financing activities	(99,983)	0	(134,614)	(62,873)
Exchange rate differences on balances of cash and cash equivalents	(3,764)		816	(4,476)
Increase (decrease) in cash and cash equivalents	$50,475		$10,215	$(153,426)

Operating Activities
During the year ended December 31, 2024, Net cash provided by operating activities of $184.3 million was related to our net loss of $(3.8) million adjusted by positive adjustments of non-cash charges of $173.6 million and net cash inflows of $14.5 million provided by changes in working capital.
The $173.6 million of non-cash charges primarily consisted of depreciation and amortization of $100.9 million and share-based compensation expense related to vested equity awards of $67.1 million, partially offset by $2.8 million of Warrants liability devaluation.
The $14.5 million increase in cash resulting from changes in working capital primarily consisted of a $25.9 million increase in trade payables, $35.6 million increase in accrued expenses and other current liabilities and other long-term liabilities and $28.7 million decrease in prepaid expenses and other current assets and long-term prepaid expenses, partially offset by a $63.8 million increase in trade receivables, net and $9.3 million decrease in deferred taxes, net.
During the year ended December 31, 2023 Net cash provided by operating activities of $84.4 million was related to our net loss of $82.0 million adjusted by positive adjustments of non-cash charges of $161.7 million and net cash outflows of $4.7 million provided by changes in working capital.
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
Investing Activities
During the year ended December 31, 2024, Net cash used by investing activities was $30.1 million, primarily consisting of $35.2 million purchase of property and equipment, including capitalized internal-use software , partially offset by $5.8 million proceeds from maturities of short-term investments.
During the year ended December 31, 2023, Net cash provided by investing activities was $59.6 million, primarily consisting of $114.5 million proceeds from maturities of short-term investments, partially offset by $32.1 million purchase of property and equipment, including capitalized internal-use software and $22.0 million purchase of short-term investments..
Financing Activities
During the year ended December 31, 2024, Net cash used in financing activities was $100.0 million, primarily consisting of $73.6 million repurchase of Shares and a $30.0 million voluntary prepayment of our long-term loan, partially offset by $7.6 million received from exercised options.
During the year ended December 31, 2023, Net cash used in financing activities was $134.6 million, primarily consisting of $82.3 million in repayments of our long-term loan and $55.5 million in repurchases of Ordinary shares, partially offset by $7.0 million received from exercised options.
Contractual Obligations
The following table discloses aggregate information about material contractual obligations and the periods in which they are due as of December 31, 2024. Future events could cause actual payments to differ from these estimates.

	Contractual Obligations by Period
	2025	2026	2027	2028	Thereafter
	(dollars in thousands)
Debt Obligations	$—	$—	$—	$122,735	$—
Operating Leases (1)	24,159	19,669	12,614	6,679	8,993
Non-cancellable purchase obligations (2)	35,542	7,845	4,064	21	—
Total Contractual Obligations	$59,701	$27,514	$16,678	$129,435	$8,993
(1)Represents future minimum lease commitments under non-cancellable operating lease agreements.
(2)Primarily represents non-cancellable amounts for contractual commitments in respect of software and information technology.
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty. The table above does not reflect any reduction for prepaid obligations as of December 31, 2024. As of December 31, 2024, we have a provision related to unrecognized tax benefit liabilities totaling $10.2 million and other provisions related to severance pay and contribution plans, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.
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
For additional information regarding share-based compensation and the assumptions used for determining the fair value of Share options awards, refer to Note 2 and Note 14 of Notes to the Consolidated Financial Statements in this Annual Report.

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

ITEM 7A:QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Foreign Currency Exchange Risk
A 10% increase or decrease of the NIS, Euro, British pound sterling, or the Japanese yen against the U.S. dollar would have impacted the consolidated statements of loss as follows:

	Operating income (loss) impact
	Year ended
	December 31,
	2024		2023		2022
	(dollars in thousands)
	+10%	-10%	+10%	-10%	+10%	-10%

NIS/USD	$(2,157)	$2,157	$1,054	$(1,054)	$(5,168)	$5,168
EUR/USD	$4,703	$(4,703)	$923	$(923)	$4,177	$(4,177)
GBP/USD	$(3,319)	$3,319	$(663)	$663	$(4,143)	$4,143
JPY/USD	$989	$(989)	$997	$(997)	$1,881	$(1,881)
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
As of December 31, 2024, we had $122.7 million of outstanding borrowings under our long-term loan with a variable interest rate. See Liquidity and Capital Resources for information regarding our incremental revolving credit facility amendment.
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
Credit Risk
Credit risk with respect to accounts receivable is generally not significant, as we routinely assess the creditworthiness of our partners and Advertisers. Historically, we generally have not experienced any material losses related to receivables from Advertisers during the years ended December 31, 2024, 2023 and 2022. We do not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in our accounts receivable. In addition, we try to reduce the credit exposures of our accounts receivable by credit limits and credit insurance for many of our customers. However, there can be no assurance that our efforts to identify potential credit risks will be successful.
Our cash, cash equivalents and restricted deposits are invested in major banks mostly in the United States, United Kingdom and Israel. In the United States and United Kingdom, our deposits are maintained with commercial banks, which are insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”) and Financial Services Compensation Scheme (“FSCS”), which is authorized by the Bank of England (acting in its capacity as the Prudential Regulation Authority), respectively. In Israel, commercial banks do not have government-sponsored deposit insurance. As of December 31, 2024 we maintained cash balances with U.S. and United Kingdom banks that significantly exceed FDIC and FSCS insurance limits and expect we will continue to do so. As of December 31, 2024, we have not experienced credit losses related to these balances. We regularly monitor bank financial strength and other factors in determining where to maintain cash deposits but may not be able to fully mitigate the risk of possible bank failures.
Our short-term investments, which were $3.8 million as of December 31, 2024, are deposited in a major Israeli bank and are not insured or guaranteed.
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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Kost Forer Gabbay & Kasierer	Tel: +972-3-6232525
144 Menachem Begin Road, Building A,	Fax: +972-3-5622555
Tel-Aviv 6492102, Israel	ey.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Taboola.com Ltd.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Taboola.com Ltd. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2025, expressed an unqualified opinion thereon.
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

/s/ Kost Forer Gabbay & Kasierer

A Member of EY Global

We have served as the Company’s auditor since 2014.

Tel-Aviv, Israel

February 26, 2025

Kost Forer Gabbay & Kasierer	Tel: +972-3-6232525
144 Menachem Begin Road, Building A,	Fax: +972-3-5622555
Tel-Aviv 6492102, Israel	ey.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Taboola.com Ltd.

Opinion on Internal Control Over Financial Reporting
We have audited Taboola.com Ltd’s. internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Taboola.com Ltd. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 26, 2025, expressed an unqualified opinion thereon.
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

/s/ Kost Forer Gabbay & Kasierer

A Member of EY Global

Tel-Aviv, Israel

February 26, 2025

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	December 31,	December 31,
	2024	2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$226,583	$176,108
Short-term investments	3,780	5,725
Restricted deposits	200	1,407
Trade receivables (net of allowance for credit losses of $11,815 and $10,207 as of December 31, 2024 and 2023, respectively) (1)	370,110	306,307
Prepaid expenses and other current assets	55,328	69,865
Total current assets	656,001	559,412
NON-CURRENT ASSETS
Long-term prepaid expenses	25,193	39,602
Commercial agreement asset	286,619	289,451
Restricted deposits	1,462	4,247
Operating lease right of use assets	58,997	61,746
Property and equipment, net	69,388	72,155
Intangible assets, net	65,067	125,258
Goodwill	555,931	555,931
Total non-current assets	1,062,657	1,148,390
Total assets	$1,718,658	$1,707,802

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Trade payables (2)	$309,229	$282,012
Short-term operating lease liabilities	21,881	20,264
Accrued expenses and other current liabilities	154,472	118,689
Current maturities of long-term loan	—	3,000
Total current liabilities	485,582	423,965
LONG-TERM LIABILITIES
Long-term loan, net of current maturities	116,452	142,164
Long-term operating lease liabilities	42,561	49,450
Warrants liability	3,368	6,129
Deferred tax liabilities, net	5,497	14,815
Other long-term liabilities	13,292	14,217
Total long-term liabilities	181,170	226,775
COMMITMENTS AND CONTINGENCIES (Note 17)
SHAREHOLDERS' EQUITY
Ordinary shares with no par value- Authorized: 700,000,000 as of December 31, 2024 and 2023; 325,674,930 and 310,911,091 shares issued, and 293,134,865 and 295,670,620 outstanding as of December 31, 2024 and 2023, respectively	—	—
Non-voting Ordinary shares with no par value- Authorized: 46,000,000 as of December 31, 2024 and 2023; 45,198,702 shares issued, and 44,210,406 and 45,198,702 outstanding as of December 31, 2024 and 2023, respectively	—	—
Treasury Ordinary shares, at cost - 33,528,361 (32,540,065 Ordinary shares and 988,296 Non-voting Ordinary shares) and 15,240,471 shares as of December 31, 2024 and 2023, respectively	(130,117)	(55,513)
Additional paid-in capital	1,335,825	1,262,093
Accumulated other comprehensive income	418	942
Accumulated deficit	(154,220)	(150,460)
Total shareholders' equity	1,051,906	1,057,062
Total liabilities and shareholders' equity	$1,718,658	$1,707,802

(1) Includes related party trade receivables of $76,677 and $12,297, as of December 31, 2024 and 2023, respectively.
(2) Includes related party trade payables of $68,556 and $38,657, as of December 31, 2024 December 31, 2023, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
U.S. dollars in thousands, except share and per share data

	Year ended December 31,
	2024	2023	2022
Revenues (1)	$1,766,220	$1,439,685	$1,401,150
Cost of revenues:
Traffic acquisition cost (2)	1,101,556	903,866	831,508
Other cost of revenues	130,446	110,261	105,389

Total cost of revenues	1,232,002	1,014,127	936,897

Gross profit	534,218	425,558	464,253
Operating expenses:
Research and development	142,438	136,255	129,276
Sales and marketing	268,526	246,342	246,803
General and administrative	97,337	106,698	101,839
Total operating expenses	508,301	489,295	477,918

Operating income (loss)	25,917	(63,737)	(13,665)
Finance income (expenses), net	(11,980)	(12,804)	9,213

Income (loss) before income taxes expenses	13,937	(76,541)	(4,452)
Income tax expenses	(17,697)	(5,499)	(7,523)
Net loss	$(3,760)	$(82,040)	$(11,975)

Net loss attributable to Ordinary and Non-voting Ordinary shares	$(3,760)	$(82,040)	$(11,975)
Net loss per share attributable to Ordinary and Non-voting Ordinary shareholders, basic and diluted	$(0.01)	$(0.24)	$(0.05)

(1) Includes revenues from related party of $233,640 and $40,902, for the year ended December 31, 2024 and 2023, respectively.
(2) Includes traffic acquisition cost to related party of $275,539 and $45,183, for the year ended December 31, 2024 and 2023, respectively.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2024	2023	2022
Net loss	$(3,760)	$(82,040)	$(11,975)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale marketable securities, net	6	515	(521)
Unrealized gains (losses) on derivative instruments, net	(530)	1,261	(313)
Other comprehensive income (loss)	(524)	1,776	(834)
Comprehensive loss	$(4,284)	$(80,264)	$(12,809)
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
U.S. dollars in thousands, except share and per share data

U.S. dollars in thousands, except share and per share data

	Non-voting Ordinary shares		Ordinary shares			Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total shareholders’ equity
	Number	Amount	Number	Amount	Treasury Ordinary shares

Balance as of January 1, 2022	0	$—	234,031,749	$—	$—	$824,016	$—	$(56,445)	$767,571
Share-based compensation expenses	0	—	0	—	—	76,853	—	—	76,853
Exercise of options and vested RSUs	0	—	18,875,104	—	—	8,671	—	—	8,671
Connexity issuance of Holdback	0	—	1,227,010	—	—	—	—	—	—
Payments of tax withholding for share-based compensation	0	—	0	—	—	(5,751)	—	—	(5,751)
Other comprehensive loss	0	—	0	—	—	—	(834)	—	(834)
Net loss	0	—	0	—	—	—	—	(11,975)	(11,975)
Balance as of December 31, 2022	0	$—	254,133,863	$—	$—	$903,789	$(834)	$(68,420)	$834,535
Share-based compensation expenses	0	—	0	—	—	66,584			66,584
Repurchase of Ordinary Shares	0	—	(15,240,471)	—	(55,513)	—	—	—	(55,513)
Exercise of options and vested RSUs	0	—	16,088,737	—	—	7,461	—	—	7,461
Connexity issuance of Holdback	0	—	1,162,800	—	—	—	—	—	—
Issuance of Ordinary shares and Non-voting Ordinary shares related to Commercial agreement	45,198,702	—	39,525,691	—	—	288,063	—	—	288,063
Payments of tax withholding for share-based compensation	0	—	0	—	—	(3,804)	—	—	(3,804)
Other comprehensive income	0	—	0	—	—	—	1,776	—	1,776
Net loss	0	—	0	—	—	—	—	(82,040)	(82,040)
Balance as of December 31, 2023	45,198,702	$—	295,670,620	$—	$(55,513)	$1,262,093	$942	$(150,460)	$1,057,062
Share-based compensation expenses	0	—	0	—	—	69,254	—		69,254
Repurchase of Ordinary Shares	(988,296)	—	(17,299,594)	—	(74,604)	—	—	—	(74,604)
Exercise of options and vested RSUs	0	—	13,601,042	—	—	7,564	—	—	7,564
Connexity issuance of Holdback	0	—	1,162,797	—	—	—	—	—	—
Payments of tax withholding for share-based compensation	0	—	0	—	—	(3,086)	—	—	(3,086)
Other comprehensive loss	0	—	0	—	—	—	(524)	—	(524)
Net loss	0	—	0	—	—	—	—	(3,760)	(3,760)
Balance as of December 31, 2024	44,210,406	$—	293,134,865	$—	$(130,117)	$1,335,825	$418	$(154,220)	$1,051,906
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content	TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(3,760)	$(82,040)	$(11,975)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation, amortization and write-off	100,928	96,512	91,221
Share-based compensation expenses	67,098	64,331	74,921
Commercial agreement asset amortization	2,832	—	—
Net loss (gain) from financing expenses	3,764	(816)	4,476
Revaluation of the Warrants liability	(2,761)	(627)	(24,471)
Amortization of loan and credit facility issuance costs	1,536	1,619	2,009
Amortization of premium and accretion of discount on short-term investments, net	177	(914)	(679)
Loss from disposal of property and equipment	—	1,571	—
Change in operating assets and liabilities:
Increase in trade receivables, net (1)	(63,803)	(49,599)	(11,242)
Decrease (increase) in prepaid expenses and other current assets and long-term prepaid expenses	28,663	5,934	(10,785)
Increase (decrease) in trade payables (2)	25,920	36,563	(16,825)
Increase (decrease) in accrued expenses and other current liabilities and other long-term liabilities	35,577	25,202	(21,932)
Decrease in deferred taxes, net	(9,318)	(15,496)	(17,329)
Change in operating lease right of use assets	19,914	16,830	15,528
Change in operating lease liabilities	(22,436)	(14,697)	(19,433)
Net cash provided by operating activities	184,331	84,373	53,484

Cash flows from investing activities
Purchase of property and equipment, including capitalized internal-use software	(35,155)	(32,133)	(34,914)
Cash paid in connection with acquisitions, net of cash acquired	(719)	—	(7,981)
Proceeds from (investment in) restricted deposits	—	(730)	91
Proceeds from maturities of short-term investments	5,765	114,494	29,624
Purchase of short-term investments	—	(21,991)	(126,381)
Net cash provided by (used in) investing activities	(30,109)	59,640	(139,561)

Cash flows from financing activities	—	—
Issuance costs	(695)	—	—
Exercise of options and vested RSUs	7,564	6,953	8,387
Payment of tax withholding for share-based compensation expenses	(3,086)	(3,804)	(5,751)
Repurchase of Ordinary shares	(73,602)	(55,513)	—
Payments on account of repurchase of Ordinary shares	(164)	—	—
Repayment of long-term loan	(30,000)	(82,250)	(64,264)
Costs associated with entering into a revolving credit facility	—	—	(1,245)
Net cash used in financing activities	(99,983)	(134,614)	(62,873)
Exchange rate differences on balances of cash and cash equivalents	(3,764)	816	(4,476)
Increase (decrease) in cash and cash equivalents	50,475	10,215	(153,426)
Cash and cash equivalents - at the beginning of the period	176,108	165,893	319,319
Cash and cash equivalents - at the end of the period	$226,583	$176,108	$165,893

	Year ended December 31,
	2024	2023	2022
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$19,878	$18,011	$28,798

Interest	$14,313	$18,488	$20,712
Non-cash investing and financing activities:
Purchase of property and equipment, including capitalized internal-use software	$1,080	$639	$1,657
Share-based compensation included in capitalized internal-use software	$2,156	$2,253	$1,932
Creation of operating lease right-of-use assets	$17,165	$11,730	$17,269
Issuance of Ordinary shares and Non-voting Ordinary shares related to Commercial agreement	$—	$288,063	$—
Reclassification of Restricted deposit to Short-term deposit	$3,780	$—	$—

(1) Includes an increase in related party trade receivables of $64,380 and $12,297, as of December 31, 2024 and 2023, respectively.
(2) Includes an increase in related party trade payables of $29,899 and $38,657, as of December 31, 2024 and 2023, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 1:-    GENERAL
a.Taboola.com Ltd. (together with its subsidiaries, the “Company” or “Taboola”) was incorporated under the laws of the state of Israel on September 3, 2006.
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
b.In November 2022, the Company announced it entered into a 30-year exclusive commercial agreement (the “Commercial agreement”) with Yahoo Inc. and affiliated entities (“Yahoo”), under which Taboola will power native advertising across all of Yahoo’s digital properties, expanding the Company’s native advertising offering. In connection with this transaction, and following approval by the Company’s shareholders on December 30, 2022, the articles of association of the Company were amended and restated (the “Articles”) in their entirety to include a Non-voting Ordinary share class with an authorized share capital of 46,000,000. On January 17, 2023 (the “Transaction closing date”), the Company closed the transaction related agreements, including the issuance of 39,525,691 Ordinary shares and 45,198,702 Non-voting Ordinary shares to Yahoo. Based on the closing share price, on January 17, 2023, of $3.40 per share, the aggregate fair value of the issued shares amounted to $288,063. As part of the Ordinary shares and Non-voting Ordinary shares issuance, the Company incurred $1,388 of issuance expenses.
The Non-voting Ordinary shares are not entitled to vote on or receive notices with respect to any matter pursuant to the Company Articles and are not entitled to vote or to be counted for purposes of determining whether any vote required under the Articles has been approved by the requisite percentage of voting securities or to be counted towards any quorum required pursuant to the Articles, except in limited circumstances as permitted in the Articles. Except with respect to the voting rights and to the rights to receive notice of meetings of the shareholders, the Non-voting Ordinary shares have rights identical to the rights of Ordinary shares. In connection with the transaction, the Company and Yahoo entered into an Investor Rights Agreement, under which, inter alia, Yahoo is entitled, in certain circumstances, to cause the Company to register the Ordinary shares issued to Yahoo for resale under the Securities Act of 1933, as amended.
The Company accounts for the consideration paid to Yahoo as an up-front payment for Traffic acquisition costs paid to the digital property partner (the “Commercial agreement asset”), which is amortized over the shorter of respective contractual terms and the economic benefit period of the digital property arrangement, estimated at 18 years.
During the year ended December 31, 2024, the Company concluded it had obtained exclusivity to the extent contemplated by the Commercial agreement as currently in effect, and therefore began to record amortization expenses of the Commercial agreement asset. For the year ended December 31, 2024, the Company recorded $2,832 of amortization expenses of the Commercial agreement asset. For the year ended December 31, 2023, the Company did not record amortization expenses of the Commercial agreement asset.
For related parties see Note 18.
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
Short-term investments
The Company’s short-term investments consist of marketable securities and short-term deposits. The Company classifies its marketable securities as available-for-sale at the time of purchase and reevaluates such classification at each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies its marketable securities, including those with maturities beyond 12 months, as current assets in the consolidated balance sheets.
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
The Company’s cash, cash equivalents and restricted deposits are invested in major banks mostly in the United States, the United Kingdom and Israel. The Company maintains cash and cash equivalents with diverse financial institutions and monitors the amount of credit exposure to each financial institution. In the United States and United Kingdom, the Company deposits are maintained with commercial banks, which are insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”) and Financial Services Compensation Scheme (“FSCS”), which is authorized by the Bank of England (acting in its capacity as the Prudential Regulation Authority), respectively. In Israel, commercial banks do not have government-sponsored deposit insurance. As of December 31, 2024, the Company maintained cash balances with U.S. and United Kingdom banks that significantly exceed FDIC and FSCS insurance limits and expect we will continue to do so. As of December 31, 2024, the Company has not experienced credit losses related to these balances.
The Company’s short-term investments consist of marketable securities and short-term bank deposits. Investments in marketable securities are made in instruments with high credit ratings, in accordance with the Company’s investment policy, and are not insured or guaranteed. Short-term bank deposits are held with a major Israeli bank and are not insured or guaranteed.
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
As of December 31, 2024 and December 31, 2023, no single customer accounted for 10% or more of accounts receivable or total revenue for those respective years then ended, except as disclosed in Note 18.
Leases
The Company accounts for its leases under ASU 2016-02, “Leases”. The Company determines if an arrangement is or contains a lease at inception. The Company has elected not to recognize short-term leases on the balance sheet, nor separate lease and non-lease components and currently does not have any finance leases.
The operating lease right of use assets, or ROU assets, and related lease liability are initially measured at the present value of the future lease payments discounted using the Company’s incremental borrowing rate, because the rate implicit in the Company’s leases is not readily determinable. The Company’s incremental borrowing rate is estimated to approximate the interest rate on similar terms and payments and in economic environments where the leased asset is located.
Some of the Company’s leases contain one or more options to extend. The exercise of lease renewal options is typically at the Company’s sole discretion. The Company considers various factors such as market conditions and the terms of any renewal options that may exist to determine whether it is reasonably certain to exercise the options to extend the lease at lease inception date.
Some of the real estate leases contain variable lease payments, including payments based on a Consumer Price Index (“CPI”). Variable lease payments based on a CPI are initially measured using the index in effect at lease inception, and will not be subsequently adjusted, unless the liability is reassessed for other reasons. Additional payments based on the change in a CPI are recorded as a period expense when incurred.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

	Years
Computer equipment and software	3	–	4
Internal-use software	3
Office furniture and equipment	3	–	7
Leasehold improvements	Over the shorter of expected lease
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
The estimated useful lives of the Company’s intangible assets are as follows:

	Years
Merchant / Network affiliate relationships	4.5
Publisher relationships	4
Tradenames	2	–	3
Technology	4	–	5
Customer relationships	5	–	9

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
During the year ended December 31, 2024, the Company recognized a write-off of internal use software totaling $3,038. There was no impairment of long-lived assets in the years ended December 31, 2023 and 2022.
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
There was no impairment of goodwill in the years ended December 31, 2024, 2023 and 2022.
Segment Information
The Company operates in one operating and reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer (“CEO”), in deciding how to allocate resources and assessing performance. The CODM allocates resources and assesses performance based upon discrete financial information at the consolidated level.
Consolidated net income in the consolidated statements of income (loss) is the measure of financial profit and loss most closely aligned with generally accepted accounting principles that is used by the CEO to assess performance and resource allocation.
Further, the CODM reviews and utilizes functional expenses (Traffic acquisition cost, Other cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations.
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
i.Identify the contract with a customer;
ii.Identify the performance obligations in the contract, including whether they are distinct in the context of the contract;
iii.Determine the transaction price, including the constraint on variable consideration;
iv.Allocate the transaction price to the performance obligations in the contract;
v.Recognize revenue as the Company satisfies the performance obligations.
The Company generates revenues when people click on, purchase from or, in some cases, view the ads that appear within its recommendation platform. The Company’s customers are the advertisers, agencies, merchants and affiliate networks that advertise on the Company’s platform (collectively, “Advertisers”). Advertisers pay Taboola for those clicks, purchases or impressions and Taboola generally shares the resulting revenue with the digital properties who display those ads.
Advertisers accept the Company’s terms of service upon signature on an IO (insertion order) or any applicable form and registration to the platform.
–For campaigns priced on a cost-per-click (“CPC”) basis, the Company bills the customers and recognizes revenues when a user clicks on an advertisement displayed.
–For campaigns priced on a cost-per-thousand impression basis (“CPM”), the Company bills the customers and recognizes revenues based on the number of times an advertisement is displayed to a user.
–For campaigns priced on a performance-based cost-per-action (“CPA”) basis, the Company bills the customers and recognizes revenues when a user makes an acquisition.
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
Revenue is recognized net of any taxes collected from customers which are subsequently remitted to governmental entities.
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
Additionally, the Company has elected to apply the practical expedient such that it does not evaluate payment terms of one year or less for the existence of a significant financing component.
The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.
Cost of Revenues
The Company’s cost of revenue primarily includes Traffic acquisition costs and other cost of revenue.
Traffic Acquisition Cost: Traffic acquisition cost, or TAC, consists primarily of cost related to digital property compensation for placing Taboola’s platform on their digital property and cost for advertising impressions purchased from real-time advertising exchanges and other third parties. Traffic acquisition cost also includes up-front payments, incentive payments, or bonuses paid to the digital property partners, which are amortized over the shorter of respective contractual terms and the economic benefit period of the digital property arrangement. Taboola has two primary compensation models for digital properties. The most common model is a revenue share model. In this model, Taboola agrees to pay a fixed percentage of the revenue that it generates from advertisements placed on the digital properties.
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
Other cost of revenue: Other cost of revenue primarily consists of data center and related costs, depreciation expense related to hardware supporting Taboola’s platform, amortization expense related to capitalized internal-use software and acquired intangibles, personnel costs, and allocated facilities costs. Personnel costs include salaries, bonuses, share-based compensation, and employee benefit costs, and are primarily attributable to the operations group, which supports the Company’s platform and clients.
Research and Development
Research and development expenses consist primarily of personnel costs, including salaries, bonuses, share-based compensation and employee benefits costs, allocated facilities costs, professional services and depreciation.
Warrants Liability
The Company evaluated the Public Warrants and Private Warrants (collectively: “Warrants”) in accordance with ASC 815-40, ‘‘Derivatives and Hedging— Contracts in Entity’s Own Equity’’, and concluded that a provision in the Warrants Agreement related to certain tender or exchange offers, as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, preclude the Warrants from being accounted for as components of equity.
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
The Private Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.
The key inputs into the Black-Scholes model for the Private Warrants as of December 31, 2024 and 2023, were as follows:

Input	December 31,
	2024			2023
Risk-free interest rate	4.11%	—	4.12%	4.04%	—	4.28%
Expected term (years)	0.75	—	1.49	1.75	—	2.5
Expected volatility	39.7%	—	76.5%	61.1%	—	63.9%
Exercise price	$11.50			$11.50
Underlying stock price	$3.65			$4.33

The Company’s use of a Black-Scholes model required the use of subjective assumptions:
•The risk-free interest rate assumption was interpolated based on constant maturity U.S. Treasury rates over a term commensurate with the expected term of the Private Warrants.
•The expected term was based on the maturity of the Private Warrants of five years following June 29, 2021, the Business Combination date, and for certain Private Warrants the maturity was determined to be five years from the date of the October 1, 2020, ION initial public offering effective date.
•The expected share volatility assumption was based on the implied volatility from a set of comparable publicly-traded companies as determined based on size and proximity, for the years ended December 31, 2023 and 2022
•For the year ended December 31, 2024, volatility is calculated as the standard deviation of continuously compounded returns for Taboola’s common stock, using a look back period commensurate with the remaining term of each respective warrant, with the exception of the Public Warrants for which the volatility is determined iteratively to calibrate to the traded price.
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
The fair value of each option award is estimated using the following assumptions:

	Year ended
	December 31,
	2022
Volatility	66.0%	—	66.9%
Risk-free interest rate	1.86%	—	3.78%
Dividend yield	0%	—	0%
Expected term (in years)	5.49	—	6.1

The Company did not grant options awards during the years ended December 31, 2024 and 2023.
These assumptions and estimates were determined as follows:
Fair Value of Ordinary Shares is determined by the closing price of the Company’s Ordinary shares as reported on the date of grant.
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
Treasury Ordinary Shares
The Company may repurchase its Ordinary shares and Non-voting Ordinary shares from time to time in the open market, or in other transactions, and holds such shares as treasury Ordinary shares. The Company presents the cost to repurchase treasury Ordinary shares as a separate component and as a reduction of shareholders’ equity.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
Recently Adopted Accounting Pronouncements:
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands the annual and interim disclosure requirements for public company reportable segments, primarily through enhanced information about the significant expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance in this Annual Report on Form 10-K in its Notes to Consolidated Financial Statements. The disclosures are included in Note 19 - “Segments and Geographic Information”. There was no impact to the Company’s consolidated balance sheets, consolidated statements of income (loss), consolidated statements of stockholders’ equity or consolidated statements of cash flows.

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 3:- CASH AND CASH EQUIVALENTS
The following table presents for each reported period, the breakdown of cash and cash equivalents:

	December 31,
	2024	2023
Cash	$154,962	$99,811
Money market accounts and funds	70,692	72,510
Time deposits	929	3,787
Total Cash and cash equivalents	$226,583	$176,108

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 4:-    FAIR VALUE MEASUREMENTS
The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. The Company did not have any transfers between fair value measurements levels in the years ended December 31, 2024 and 2023.
The following table sets forth the Company’s assets and liabilities that were measured at fair value as of December 31, 2024 and 2023, by level within the fair value hierarchy:

	Fair Value Hierarchy	Fair value measurements as of
Description		December 31, 2024	December 31, 2023
Assets:
Cash equivalents:
Money market accounts and funds	Level 1	$70,692	$72,510
Short-term investments:
Short-term deposits	Level 2	$3,780	$—
Corporate debt securities	Level 2	$—	$3,651
Commercial paper	Level 2	$—	$2,074
Derivative instruments asset:
Derivative instruments designated as cash flow hedging instruments	Level 2	$468	$948

Liabilities:
Warrants liability:
Public Warrants	Level 1	$(3,302,613)	$(4,253)
Private Warrants	Level 3	$(65,143)	$(1,876)
Derivative instruments liability:
Derivative instruments designated as cash flow hedging instruments	Level 2	$(50)	$—
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
The following table presents the changes in the fair value of Warrants liability:

	Private	Public	Total
Input	Warrants	Warrants	Warrants
Fair value as of December 31, 2023	$1,876	$4,253	$6,129
Change from private to public holdings	(130)	130	—
Change in fair value	(1,681)	(1,080)	(2,761)
Fair value as of December 31, 2024	$65	$3,303	$3,368

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 5:- SHORT-TERM INVESTMENTS
The Company short-term investments, which were $3,780 as of December 31, 2024, are composed of short-term bank deposits.
The following is a summary of available-for-sale marketable securities as of December 31, 2023:

	December 31, 2023

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Corporate debt securities	$3,654	$—	$(3)	$3,651
Commercial paper	2,077	—	(3)	2,074
Total	$5,731	$—	$(6)	$5,725
As of December 31, 2023, the unrealized losses related to marketable securities (which were accumulated in a period of less than 12 months) were not due to credit losses, and therefore, the Company did not record an allowance for credit losses for its available-for-sale marketable securities.

NOTE 6:-    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company records all cash flow hedging instruments on the consolidated balance sheets at fair value. The fair values of outstanding derivative instruments designated as cash flow hedging instruments were as follows:

	December 31,
	2024	2023
Prepaid expenses and other current assets	$468	$948
Accrued expenses and other current liabilities	$50	$—
As of December 31, 2024 and 2023, the notional amounts of the Company’s derivative instruments designated as cash flow hedging instruments outstanding in U.S. dollars amounted to $49,502 and $39,347, respectively.
Effect of Foreign Currency Contracts on the Consolidated Statements of loss
The effect of foreign currency contracts designated as cash flow hedge on the consolidated statements of income (loss), for the years ended December 31, 2024, 2023 and 2022, were as follows:

	Year ended
	December 31,
	2024	2023	2022
Cost of revenues	$18	$(155)	$(450)
Research and development	199	(1,619)	(3,244)
Sales and marketing	50	(305)	(620)
General and administrative	40	(296)	(538)
Total gains (losses) recognized in the consolidated statements of loss, net	$307	$(2,375)	$(4,852)

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
The changes in unrealized gains (losses) on the Company’s derivative instruments recorded in accumulated other comprehensive income (loss) were as follows:

	Year ended
	December 31,
	2024	2023	2022
Unrealized losses on derivative instruments, beginning of period	$948	$(313)	$—
Changes in fair value of derivative instruments	(223)	(1,114)	(5,165)
Reclassification of gains (losses) recognized in the consolidated statements of income (loss) from accumulated other comprehensive income (loss)	(307)	2,375	4,852
Unrealized gains (losses) on derivative instruments, end of period	$418	$948	$(313)
All net deferred gains (losses) in accumulated other comprehensive income (loss) as of December 31, 2024, are expected to be recognized over the next twelve months as operating expenses in the same financial statement line item in the consolidated statements of income (loss) to which the derivative relates.

NOTE 7:-    BUSINESS COMBINATION
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
NOTE 8:- PREPAID EXPENSES AND OTHER CURRENT ASSETS

	Year ended
	December 31,
	2024	2023
Prepaid expenses	$38,185	$48,878
Government institutions	11,836	10,691
Derivative instruments	468	948
Other current asset	4,839	9,348
Total prepaid expenses and other current assets	$55,328	$69,865

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 9:- PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following:

	December 31,
	2024	2023
Computer and equipment and software	$210,927	$192,555
Internal-use software	72,024	62,864
Leasehold improvements	18,790	18,926
Office furniture and equipment	3,821	3,679
Property and equipment, gross	305,563	278,024
Less accumulated depreciation	(236,175)	(205,869)
Property and equipment, net	$69,388	$72,155
The Company capitalized internal-use software costs of $15,665 and $14,431 for the years ended December 31, 2024 and 2023, respectively. The Company’s capitalized internal-use software amortization is included in cost of revenues in the Company’s consolidated statements of income (loss) and totaled to $17,263, $12,446 and $5,422 for the years ended December 31, 2024, 2023 and 2022, respectively.
Total depreciation expenses (including amortization of internal-use software) for the years ended December 31, 2024, 2023 and 2022, were $37,335, $32,624 and $27,664, respectively.
For the years ended December 31, 2024, 2023 and 2022, the Company wrote off fully depreciated property and equipment, which were no longer in use, with a cost basis of $7,147, $6,599 and $2,393, respectively.
During the fiscal year ended December 31, 2024, the Company recognized a one-time write-off of internal use software totaling $3,038. In the fiscal year ended December 31, 2023, and December 31, 2022, the Company did not record any write-offs related to internal us software.

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 10:- GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
As of December 31, 2024 and 2023 the carrying amount of the Company's total goodwill was $555,931
Intangible Assets, Net
Definite-lived intangible assets, net consist of the following:

	Gross Fair	Accumulated	Net Book
December 31, 2024	Value	Amortization	Value
Merchant/Network affiliate relationships	$146,547	$(108,558)	$37,989
Technology	74,193	(55,039)	19,154
Publisher relationships	42,934	(35,778)	7,156
Tradenames	24,097	(24,097)	—
Customer relationship	13,473	(12,705)	768
Total	$301,244	$(236,177)	$65,067

	Gross Fair	Accumulated	Net Book
December 31, 2023	Value	Amortization	Value
Merchant/Network affiliate relationships	$146,547	$(75,987)	$70,560
Technology	74,193	(43,535)	30,658
Publisher relationships	42,933	(25,044)	17,889
Tradenames	24,097	(18,739)	5,358
Customer relationship	13,146	(12,353)	793
Total	$300,916	$(175,658)	$125,258

Amortization expenses for intangible assets were $60,518, $63,888 and $63,557 for the years ended December 31, 2024, 2023 and 2022, respectively.
The estimated future amortization expense of definite-lived intangible assets as of December 31, 2024, is as follows:

Year Ending December 31,
2025	$51,407
2026	13,291
2027	135
Thereafter	234
Total	$65,067

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 11:- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,
	2024	2023
Employees and related benefits	$51,543	$42,976
Accrued expenses	30,740	20,782
Government authorities	32,252	19,038
Advances from customers	10,599	15,008
Accrued vacation pay	14,276	12,659
Derivative instruments	50	—
Other	15,012	8,226
Total accrued expenses and other current liabilities	$154,472	$118,689

NOTE 12:- LEASES
The main operating lease expenses include leases of office locations, data centers and vehicles. The lease terms of the Company’s operating leases generally range from 2 years to 11 years, with various expiration dates through 2033.
The following table presents supplemental information related to the operating leases:

	December 31,
	2024	2023
Weighted average remaining operating lease term in years	3.6	4.3
Weighted average discount rate of operating leases	5.52%	5.45%

The Company lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.
The components of lease expense related to leases for the years ended December 31, 2024, 2023 and 2022, were as follows:

	Year ended
	December 31,
	2024	2023	2022
Components of lease expense:
Operating lease cost	$23,499	$20,286	$18,218
Short-term lease cost and variable lease cost	1,190	2,462	1,735
Sublease income	—	(167)	(447)
Maturities of lease liabilities as of December 31, 2024, were as follows:

Year Ending December 31,	Amount
2025	$24,069
2026	19,609
2027	12,593
2028	6,679
2029	3,736
Thereafter	5,428
Total undiscounted lease payments	$72,114
Less: imputed interest	(7,672)
Present value of lease liabilities	$64,442

Table of Contents	TABOOLA.COM LTD.
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
The Facility is subject to customary borrowing conditions. The Credit Agreement was amended on June 12, 2023, to replace LIBOR with SOFR and accordingly the Facility bears interest at a variable annual rate based on Term SOFR or Base Rate plus a fixed margin. The Facility will mature on the seventh anniversary of the closing date. and amortizes at a rate of 1.00% per annum payable in equal quarterly installments, with the remaining principal amount due at maturity.
The Facility is mandatorily prepayable with a portion of the net cash proceeds of certain dispositions of assets, a portion of Taboola’s excess cash flow and the proceeds of incurrences of indebtedness not permitted under the Credit Agreement.
The Credit Agreement also contains customary representations, covenants and events of default. Failure to meet the covenants beyond applicable grace periods could result in acceleration of outstanding borrowings and/or termination of the Facility. As of December 31, 2024, the Company was in compliance with the Facility covenants.
In the years ended December 31, 2024 and 2023 the Company voluntarily prepaid the principal amount of the outstanding debt under the Credit Agreement of $30,000 and $79,250, respectively.
As of December 31, 2024, the total future principal payments related to Facility are $122,735 and are due at final maturity on September 1, 2028.
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
The total interest expenses, including issuance costs amortization, recognized in connection with the long-term loan, $15,549 and $19,885, for the years ended December 31, 2024 and 2023, respectively. The long-term loan interest and issuance costs amortization, included as interest expenses, are recognized through the remaining term of the Credit Agreement using the effective interest rate.
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
As of December 31, 2024, the Company was in compliance with the financial covenants and had no outstanding borrowings under the Revolving Credit Agreement.
As of December 31, 2024, 2023 and 2022, deferred financing costs associated with entering into the Revolving Credit Agreement in the total amount of $722, $893 and $1,147, respectively, were included in short-term and long-term prepaid expenses in the Company’s consolidated balance sheet.
The deferred financing costs are amortized on a straight-line basis over the term of the Revolving Credit Agreement. For the years ended December 31, 2024, 2023 and 2022, deferred financing costs amortization amounted to $378, $254 and $98, respectively.

NOTE 14:- SHAREHOLDERS’ EQUITY AND SHARE INCENTIVE PLANS
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
Share Buyback Program
The Company’s board of directors authorized a share buyback program for the repurchase of the Company’s outstanding Shares, which commenced in June 2023 and does not have an expiration date (the “Buyback Program”). In May and November 2023, the Company’s board of directors authorized up to a total of $80,000 of buybacks under the Buyback Program. In February 2024, the Company’s board of directors authorized up to $100,000 for use under the Buyback Program, including any remaining authority from the November 2023 board of directors' authorization. As permitted by the Buyback Program, share repurchases may be made from time to time, in privately negotiated transactions or in the open market, including through trading plans, at the discretion of the Company’s management and as permitted by securities laws and other legal requirements. The Buyback Program does not obligate the Company to repurchase any specific number of shares, and the number of shares repurchased may depend upon market and economic conditions and other factors. The Buyback Program may be discontinued, modified or suspended at any time.
During the year ended December 31, 2024, the Company repurchased 18,287,890 Shares, consisting of 17,299,594 Ordinary shares and 988,296 Non-voting Ordinary shares (see Note 18) at an average price of $4.06 per share (excluding broker and transaction fees of $367). As of December 31, 2024, the Company had remaining authorization to repurchase up to an aggregate amount of $45,562, subject to satisfying required conditions under the Isreali Companies Law and Companies Regulations.
In February 2025 the Company's board of directors authorized up to an additional $200,000 for use under the Buyback Program, subject to satisfying required conditions under the Israeli Companies Law and the Companies Regulations (Reliefs for Corporations, Whose Securities Are Listed on Foreign Stock Exchanges) - 2000.
Share Incentive Plans
a.During the years 2007, 2016, 2017 and 2020, the Company adopted several share incentive plans (together, the “Legacy Plans”) to provide incentives to the Company’s employees, directors, consultants and/or contractors. In June 2021 the Company adopted (i) the 2021 Share Incentive Plan (the “2021 Plan”, and together with the Legacy Plans, the “Plans”) and (ii) the Employee Stock Purchase Plan (the “ESPP”). Following the effectiveness of the 2021 Plan, the Company ceased making awards under the Legacy Plans, although previously granted awards under the Legacy Plans remain outstanding.
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
As of December 31, 2024, the maximum number of the Company’s Ordinary shares available for issuance under the 2021 Plan is equal to the sum of (i) 31,932,902 Ordinary shares, (ii) any shares subject to awards under the Legacy Plans which have expired, or were canceled, terminated, forfeited or settled in cash in lieu of issuance of shares or become unexercisable without having been exercised, and (iii) an annual increase on the first day of each year beginning in 2022 and on January 1 of each calendar year thereafter during the term of the 2021 Plan, equal to the lesser of (A) 5% of the outstanding shares on the last day of the immediately preceding calendar year and (B) such amount as determined by the Company’s board of directors if so determined prior to January 1 of a calendar year.
As of December 31, 2024, the maximum number of the Company’s Ordinary shares available for issuance under the ESPP shall not exceed in the aggregate 6,386,580 Ordinary shares. The ESPP share pool will be increased on the first day of each fiscal year during the term of the ESPP in an amount equal to the lesser of (i) 6,386,580 the Company’s ordinary shares, (ii) 2% of the total number of shares of the Ordinary shares outstanding (on a fully diluted basis) on the last day of the immediately preceding fiscal year, and (iii) such amount as determined by the Company’s board of directors if so determined prior to January 1 of a calendar year. As of December 31, 2024, the ESPP has not been activated and no Ordinary shares had been issued under the ESPP, therefore in the last two years the Company’s board of directors decided to disable the automatic enlargement feature included in the ESPP, as described above.

b.In addition to the Buyback Program detailed above, the Company utilizes a net issuance mechanism to satisfy tax withholding obligations related to equity-based compensation on behalf of its directors, officers and other employees (the “Net Issuances”). In April 2024, the Company satisfied the required conditions, as set forth in the Israeli Companies Law and the Companies Regulations, to conduct future repurchases of its Ordinary shares under the Buyback Program and Net Issuances in an aggregate amount up to $100,000, which amount was partly utilized under the Company’s previous Israeli court authorization. The Company’s board of directors have the authority to determine the amount to be utilized for Net Issuances and Ordinary share repurchases.
For the years ended December 31, 2024, 2023 and 2022, the Company utilized the net issuance mechanism in connection with equity-based compensation for certain executive officers, which resulted in a tax withholding payment by the Company of $3,086, $3,804 and $5,751, respectively, which were recorded as a reduction of additional paid-in capital.
c.The following is a summary of share option activity and related information for the year ended December 31, 2024 (including employees, directors, officers and consultants of the Company):

	Outstanding Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	29,291,285	$3.35	5.27	$57,118
Exercised	(3,551,720)	2.15		$6,630
Forfeited	(582,434)	4.35
Balance as of December 31, 2024	25,157,131	$3.50	4.74	$36,594
Exercisable as of December 31, 2024	23,047,530	$3.23	4.59	$34,949

During the years ended December 31, 2024 and 2023, the Company did not grant options (see Note 2).
The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period.
The weighted-average grant date fair value of options granted during the year ended December 31,2022, was $3.07.
The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022, was $6,630, $11,866 and $26,473, respectively.
As of December 31, 2024, unrecognized share-based compensation cost related to unvested share options was $13,614, which is expected to be recognized over a weighted-average period of 1.45 years.
d.The following is a summary of the RSU activity and related information for the year ended December 31, 2024
:

	Outstanding Restricted Shares Units	Weighted Average Grant Date Fair Value

Balance as of December 31, 2023	23,479,308	$0.01
Granted	14,252,783	4.60
Vested (1)	(10,049,326)	5.33
Forfeited	(2,242,154)	4.75
Balance as of December 31, 2024	25,440,611	$—

(1)A portion of the shares that vested were netted out to satisfy the tax obligations of the recipients. During the year ended December 31, 2024, a total of 810,179 RSUs were canceled to satisfy tax obligations, resulting in net issuance of 810,184 Ordinary shares.
The total release date fair value of RSUs was $36,221, for the year ended December 31, 2024.
The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2024, 2023 and 2022, was $4.60, $3.54 and $5.47, respectively.
As of December 31, 2024, unrecognized share-based compensation cost related to unvested RSUs was $98,807, which is expected to be recognized over a weighted-average period of 2.5 years.
The total share-based compensation expense related to all of the Company’s share-based awards recognized for the years ended December 31, 2024, 2023 and 2022, were comprised as follows:

	Year ended December 31,
	2024	2023	2022
Cost of revenues	$3,853	$3,924	$3,092
Research and development	26,149	24,471	26,433
Sales and marketing	17,846	16,397	22,615
General and administrative	19,250	19,539	22,781
Total share-based compensation expense	$67,098	$64,331	$74,921

NOTE 15:- EMPLOYEES CONTRIBUTION PLAN
a.Pursuant to Israel’s Severance Pay Law, Israeli employees are entitled to severance pay equal to one month’s salary for each year of employment, or a portion thereof. The employees of the Israeli subsidiary elected to be included under section 14 of the Severance Pay Law, 1963 (“section 14”). According to this section, these employees are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments in accordance with section 14 release the Company from any future severance payments (under the above Israeli Severance Pay Law) in respect of those employees; therefore, related assets and liabilities are not presented in the balance sheet. For the years ended December 31, 2024, 2023 and 2022, the Company recorded $6,679, $5,989 and $6,638 respectively, in severance expenses related to these employees.
b.The Company offers a 401(k) Savings plan in the U.S. that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Under the 401(k) Plan, participating employees can contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer matching contribution. The Company matches 50% of participating employee contributions to the plan up to 6% of the employee’s eligible compensation. For the years ended December 31, 2024, 2023 and 2022, the Company recorded $2,083, $1,769 and $1,766, respectively, of expenses related to the 401(k) plan.

NOTE 16:- INCOME TAXES
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
Tax benefits under the Law for the Encouragement of Capital Investments, 1959:
Pursuant to the Israeli Law for Encouragement of Capital Investments, 1959 (the “Investments Law”) and its various amendments, the Company has been granted a “Beneficiary Enterprise” status. The Company has utilized a tax exemption status for the years 2018 and 2019.
The benefits available to a Beneficiary Enterprise in Israel relate only to taxable income attributable to the specific investment program and are conditioned upon terms stipulated in the Investments Law. If the Company does not fulfill these conditions, in whole or in part, the benefits can be revoked, and the Company may be required to refund the benefits, in an amount linked to the Israeli consumer price index plus interest.
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
The Company had $54,784 in tax-exempt earnings attributable to the Privileged Enterprise programs. The Company elected to utilize the Amendment in December 2021 and paid the reduced corporate income tax in the amount of approximately $4,355. As a result of the election, as of December 31, 2021 the Company released all of its previously tax-exempt earnings and they are no longer subject to claw back of corporate taxes upon future dividend distribution.
The Technological Enterprise Incentives Regime (Amendment 73 to the Investments Law):
The Company applies various benefits allotted to it under the revised Investments Law as per Amendment 73 to the Investments Law regimes through regulations that have come into effect from January 1, 2017. Applicable benefits under the new regime include:
•Introduction of a benefit regime for “Preferred Technology Enterprises” (“PTE”), granting a 12% tax rate in central Israel on income deriving from benefited intangible assets, subject to a number of conditions being fulfilled, including a minimal amount or ratio of annual research and development expenditure and research and development employees, as well as having at least 25% of annual income derived from exports to large markets. PTE is defined as an enterprise which meets the aforementioned conditions and for which total consolidated revenues of its parent company and all subsidiaries are less than NIS 10 billion.
A “Special Preferred Technological Enterprise” (“SPTE”) from which total consolidated revenues of the Group of which the Company is a member exceeds NIS 10 billion in the tax year will be subject to tax at a rate of 6% on preferred income from the enterprise, regardless of the enterprise’s geographical location.
•A 12% capital gains tax rate on the sale of a preferred intangible asset to a foreign affiliated enterprise, provided that the asset was initially purchased from a foreign resident at an amount of NIS 200 million or more.
•A withholding tax rate of 20% for dividends paid from PTE income (with an exemption from such withholding tax applying to dividends paid to an Israeli company) may be reduced to 4% on dividends paid to a foreign resident company, subject to certain conditions regarding percentage of foreign ownership of the distributing entity.
The Company is eligible for PTE status which is implemented commencing 2021 and believes it is eligible for its tax benefits.
In 2023, the Company received a Tax Ruling from the Israeli Tax Authority that its activity is an industrial activity and is eligible for the status of a PTE, provided that the Company meets the requirements under the tax ruling. As of December 31, 2024, management believes that the Company meets the aforementioned conditions.
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
The BEAT applies to “applicable taxpayers” making “base erosion payments” (deductible payments) to foreign related parties. “Applicable taxpayers” are U.S. corporations with average annual gross receipts for the 3-taxable-year period ending with the preceding taxable year are at least $500,000. Taboola Inc. is an “applicable taxpayer” for BEAT purposes in 2024.
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
The Company assessed the impact of adopting Pillar Two rules on its consolidated financial statements. In certain jurisdictions, information required for the assessment is still being gathered and, therefore, the assessment is not complete. Based on the transitional country by country reporting (“CbCR”) safe harbor tests carried out so far, Taboola Group has identified potential impact to Pillar Two top-up taxes on profits earned in certain jurisdictions. The potential impact comes from the constituent entities in these jurisdictions where according to the transitional CbCR safe harbor tests, the simplified effective tax rate is below 15%.
a.The components of the income (loss) before taxes were as follows:

	Year ended
	December 31,
	2024	2023	2022
Israel	$7,200	$(65,764)	$(24,819)
Foreign	6,737	(10,777)	20,367
Total	$13,937	$(76,541)	$(4,452)

b. Taxes on income (tax benefit) are comprised as follows:

	Year ended
	December 31,
	2024	2023	2022
Current :
Israel	$1,001	$1,363	$15
Foreign	26,014	19,632	23,332
Total current income tax expense	27,015	20,995	23,347
Deferred:
Israel	—	—	1,388
Foreign	(9,318)	(15,496)	(17,212)
Total deferred income tax (benefit) expense	(9,318)	(15,496)	(15,824)
Total tax on income (tax benefit)	$17,697	$5,499	$7,523

A reconciliation of the Company’s theoretical income tax expense to actual income tax expense is as follows:

	Year ended
	December 31,
	2024	2023	2022
Income (loss) before taxes on income, as reported in the consolidated statements of income (loss)	$13,937	$(76,541)	$(4,452)
Statutory tax rate in Israel	23%	23%	23%
Preferred Technology Enterprise benefits	(6)%	(9)%	(61)%
Permanent difference - nondeductible expenses	50%	(9)%	86%
Change in valuation allowance	10%	(11)%	(109)%
Income taxes at a rate other than the Israel statutory tax rate	26%	(2)%	(164)%
Prior years taxes	5%	2%	35%
Uncertain tax position	15%	(6)%	(10)%
Other	4%	5%	31%
Effective tax rate	127%	(7)%	(169)%

Deferred tax assets and liabilities:
Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2024, and 2023 , the deferred tax assets and liabilities presented in the balance sheet are comprised as follow:

	Year ended
	December 31,
	2024	2023
Deferred tax liabilities	$(5,497)	$(14,815)

As of December 31, 2024, and 2023 the Company’s deferred taxes were in respect of the following:

	Year ended
	December 31,
	2024	2023

Carry forward tax losses	$3,196	$8,227
Research and development	3,410	3,111
Operating lease liability	13,064	14,225
Reserves and Allowances	5,938	6,146
Share-based compensation expenses	11,787	10,408
Tax credit carry forward	10,094	9,657
Issuance and Transaction expenses	335	533
Intangibles assets, net	1,358	1,643
Interest expense carried forward	2,423	2,735
Other	534	347
Deferred tax assets before valuation allowance	52,139	57,032
Valuation allowance	(26,179)	(24,781)
Deferred tax asset	25,960	32,251

Intangibles assets, net	(16,772)	(31,208)
Property and equipment, net	(1,617)	(2,031)
Capitalized research and development	(1,374)	(966)
Operating lease right-of-use assets	(11,682)	(12,368)
Other	(12)	(493)
Deferred tax liabilities	(31,457)	(47,066)

Deferred tax liabilities, net	$(5,497)	$(14,815)

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset certain deferred tax assets on December 31, 2024 and 2023 , due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.
As of December 31, 2024, the Company has an accumulated tax loss carry-forward of approximately $23,805 in Israel, which does not have an expiration date, and $1,463 federal tax in the U.S. which can be offset in accordance with the limitation as described in Section 382 of the code due to U.S. subsidiary’s prior “change in ownership”. The annual limitation may result in the expiration of net operating losses before utilization.
As of December 31, 2024, $171,446 of undistributed earnings held by the Company’s foreign subsidiaries are designated as indefinitely reinvested. If these earnings were repatriated to Israel, they would be subject to income taxes and to an adjustment for foreign tax credits and foreign withholding taxes in the amount of $13,996. The Company did not recognize deferred taxes liabilities on undistributed earnings of its foreign subsidiaries, as the Company intends to indefinitely reinvest those earnings.
A reconciliation of the beginning and ending balance of total unrecognized tax positions is as follows:

	Year ended
	December 31,
	2024	2023
Unrecognized tax position, beginning of year	$8,216	$3,537
Increases related to current years’ tax positions	1,712	1,727
Increase related to prior years' tax positions (1)	544	3,382
Decreases due to lapses of statutes of limitations	(181)	(430)
Unrecognized tax position, end of year	$10,291	$8,216

(1) The 2023 prior year’s tax positions includes $2,684 from prior year tax provision.
As of December 31, 2024, the total amount of gross uncertain tax benefits was $10,291, out of which an amount of $10,199, if recognized, would affect the Company’s effective tax rate. The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign authorities. The Company currently does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of settlements with tax authorities, the likelihood and timing of which is difficult to estimate.
As of December 31, 2024 and 2023, unrecognized tax benefit in the amount of $92 and $87, was presented net of deferred tax assets.
Tax assessments:
The Company has final tax assessments in Israel through 2018, in the UK through 2019, and in the US through 2020.

NOTE 17:- COMMITMENTS AND CONTINGENCIES
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
Non-cancelable Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase primarily software and IT related-based services. As of December 31, 2024, the Company had outstanding non-cancelable purchase obligations in the amount of $47,472.
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

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 18:- RELATED PARTY TRANSACTIONS
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
In June 2024, the Company repurchased 988,296 of the Non-voting Ordinary shares at a price of $4.07 per share, based on the terms stipulated in the agreement, for an aggregate purchase price of $4,022, as part of the Buyback Program (see Note 14).
The Company and its affiliates are parties to several agreements in the ordinary course of business with Yahoo and its affiliates. Revenues from the related party are derived from Yahoo’s advertiser spend on the Company’s network, for which Yahoo is the billing entity. Traffic acquisition cost to the related party is compensation for placing Taboola’s platform on Yahoo’s digital property. In connection with these agreements, for the year ended December 31, 2024 and 2023, the Company recorded revenues from Yahoo in the amount of $233,640, which represented approximately 13% of the Company’s total revenue, and $40,902, respectively. In addition, the Company recorded traffic acquisition costs related to Yahoo for the year ended December 31, 2024 and 2023, in the amount of $275,539 and $45,183, respectively. Certain traffic acquisition costs for the years ended December 31, 2024 and 2023, noted herein, are unaffiliated with the Yahoo revenues recorded for this period.
As of December 31, 2024 and 2023, in regards to Yahoo, the Company’s balances of trade receivables were $76,677 which represented approximately 21% of the Company’s trade receivables and $12,297, and its balances of trade payables were $68,556 and $38,657, respectively, associated with the revenues presented on a gross and net basis.
The Company and Yahoo, pursuant to the Omnibus Agreement entered into on November 28, 2022, each agreed to pay certain expenses in connection with the transaction and each party agreed to reimburse the other for some or all of these expenses. Under these arrangements, the Company recognized expenses, net of $1,441 and $3,650, for the years ended December 31, 2024 and 2023, respectively.
On February 24, 2025, the Company and Yahoo entered into a Share Repurchase Agreement (“Repurchase Agreement”). In accordance with the Repurchase Agreement, the Company may conduct weekly repurchases of Yahoo's Non-voting Ordinary shares at a purchase price determined by a market based pricing formula as specified in the Repurchase Agreement. The maximum amount of Non-voting Ordinary shares that may be repurchased each week will be 25% of the applicable allowable limit under Rule 10b-18 of the Securities Exchange Act of 1934. The Repurchase Agreement terminates upon the earlier of: (i) the Company obtaining regulatory approval permitting Yahoo’s equity ownership in the Company to exceed 25%; (ii) the Company determining, as specified in the Repurchase Agreement, that no such approval is required; or (ii) December 31, 2025.

NOTE 19:- SEGMENTS AND GEOGRAPHIC INFORMATION
The following table represents total revenue by geographic area based on the Advertisers’ billing address:

	Year ended
	December 31,
	2024	2023	2022

Israel	$108,213	$144,048	$189,956
United States	837,918	564,603	519,463
United Kingdom	72,546	78,080	72,697
Germany	144,546	132,041	123,485
Rest of the World	602,998	520,913	495,549
Total	$1,766,220	$1,439,685	$1,401,150
The following table represents the Company’s long-lived assets (1), net by geographic area:

	Year ended
	December 31,
	2024	2023

Israel	$67,867	$73,951
United States	39,390	44,921
United Kindom	5,024	6,290
Rest of the world	16,103	8,739
Total	$128,385	$133,901
(1)Long-lived assets are comprised of property and equipment, net and operating lease right-of-use assets

The following table represents the Company’s definite long-lived intangible assets and goodwill, classified by the location of the controlling statutory company:

	Year ended
	December 31,
	2024	2023

Israel	$21,692	$22,066
United States	$594,799	654,741
Rest of the world	$4,507	4,382
Total	$620,998	$681,189

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 20:- NET LOSS PER SHARE ATTRIBUTABLE TO ORDINARY AND NON-VOTING ORDINARY SHAREHOLDERS

	Year Ended
	December 31,
	2024		2023		2022
	Ordinary	Non-voting	Ordinary	Non-voting	Ordinary shares	Non-voting
	shares	Ordinary	shares	Ordinary		Ordinary
		shares		shares		shares
Numerator:
Net loss attributable to Ordinary shareholders, basic and diluted	$(3,271)	$(489)	$(71,833)	$(10,207)	$(11,975)	$—

Denominator:
Weighted-average shares used in computing net loss per share attributable to Ordinary shareholders, basic and diluted	298,769,457	44,619,451	303,282,558	43,093,556	254,284,781	—

Net loss per share attributable to Ordinary and Non-voting Ordinary shareholders, basic and diluted	$(0.01)	$(0.01)	$(0.24)	$(0.24)	$(0.05)	$—

The potential number of Ordinary shares that were excluded from the computation of diluted net loss per share attributable to Ordinary shareholders for the periods presented because including them would have been anti-dilutive is as follows:

	Year ended
	December 31,
	2024	2023	2022
RSUs	20,209,991	25,554,224	18,063,802
Outstanding share options	11,812,628	27,397,556	30,284,408
Warrants	12,349,990	12,349,990	12,349,990
Issuable Ordinary shares related to business combination under holdback arrangement	484,500	1,647,292	2,380,736
Total	44,857,109	66,949,062	63,078,936

Table of Contents	TABOOLA.COM LTD.
ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
None.
ITEM 9A:CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024 Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Kost Forer Gabbay & Kasierer, A Member of EY Global, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
Each of the following trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
On November 25, 2024 Lior Golan, Chief Technology Officer, adopted a 10b5-1 trading plan providing for the potential sale of up to 1,017,498 Ordinary shares of the Company. The duration of the plan is until the earlier of September 30, 2025 or the completion of all transactions subject to the plan.
On November 26, 2024 the trustee on behalf of a family trust established by Eldad Maniv, President and Chief Operating Officer, adopted a 10b5-1 trading plan providing for the potential sale of up to 2,000,000 Ordinary shares of the Company. The duration of the plan is until the earlier of August 22, 2025 or the completion of all transactions subject to the plan.

Table of Contents	TABOOLA.COM LTD.
Executive Officer Transition
As of February 25, 2025 Mr. Lior Golan no longer qualifies as an “executive officer” or “officer” as defined under the Securities Exchange Act of 1934. This determination was a result of the Company’s and Mr. Golan’s mutual decision that he transition away from his substantial management responsibilities to focus on long-term strategic initiatives and select high impact products to drive the Company’s growth. Mr. Golan remains the Company’s Chief Technology Officer.
Entry into a Material Definitive Agreement
On February 24, 2025, the Company and Yahoo entered into a Share Repurchase Agreement (“Repurchase Agreement”). Yahoo is an affiliate of the Company and a related party due to their greater than 10% ownership of the Company’s Shares and their right to appoint a Board designee pursuant to the Omnibus Agreement entered into on November 28, 2022 between the Company and Yahoo. Under the Repurchase Agreement, the Company will conduct weekly repurchases of Yahoo's Non-voting Ordinary shares at a purchase price determined by a market-based pricing formula specified in the Repurchase Agreement. The maximum amount of Non-voting Ordinary shares repurchased each week will be 25% of the applicable allowable limit under Rule 10b-18 of the Securities Exchange Act of 1934. The Repurchase Agreement terminates upon the earlier of: (i) the Company obtaining regulatory approval permitting Yahoo’s equity ownership in the Company to exceed 25%; (ii) the Company determining as specified in the Repurchase Agreement that no such approval is required; or (ii) December 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

Table of Contents	TABOOLA.COM LTD.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
We have adopted insider trading policies and procedures governing the purchase, sale and certain other dispositions of our securities that applies to our directors, officers, employees and other covered persons. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to us. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and a applicable exchange listing requirements. Our current insider trading policy is filed as Exhibit 19 to this Annual Report.
The remaining information required to be disclosed by this item is incorporated herein by reference to the 2025 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.
ITEM 11. EXECUTIVE COMPENSATION
The information required to be disclosed by this item is incorporated herein by reference to the 2025 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required to be disclosed by this item is incorporated herein by reference to the 2025 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be disclosed by this item is incorporated herein by reference to the 2025 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be disclosed by this item is incorporated herein by reference to the 2025 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Form 10-K:
1.Consolidated Financial Statements:
2.All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

Table of Contents	TABOOLA.COM LTD.
3.Exhibits

Table of Contents	TABOOLA.COM LTD.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed /Furnished
						Herewith
3.1	Articles of Association of Taboola.com Ltd. as Amended on December 30, 2022	8-K	001-40566	3.1	January 17, 2023
4.1	Description of Securities					*
4.2	Specimen Ordinary Share Certificate of Taboola.com Ltd.	F-4	333-255684	4.5	April 30, 2021
4.3	Specimen Warrant Certificate of Taboola.com Ltd.	F-4	333-255684	4.6	April 30, 2021
10.1††	Form of Director and Officer Indemnification Agreement	F-4	333-255684	10.10	April 30, 2021
10.2††	Compensation Policy for Officers and Directors	20-F	001-40566	4.5	March 24, 2022
10.3††	Compensation Package for the Board of Directors, amended as of May 28, 2024	10-Q	001-40566	10.1	February 28, 2024
10.4††	Form of 2021 Taboola.com Ltd. Share Incentive Plan	F-4	333-255684	10.8	April 30, 2021
10.5††	Form of Taboola.com Ltd. Employee Stock Purchase Plan	F-4	333-255684	10.9	April 30, 2021
10.6†	Stock Purchase Agreement dated as of July 22, 2021, by and among Taboola Inc., Shop Management LLC, and for certain specified sections of the Purchase Agreement, Taboola.com Ltd.	F-1/A	333-257879	2.3	September 1, 2021
10.7	Amended and Restated Investors’ Rights Agreement, dated as of January 25, 2021, by and among Taboola.com Ltd. and certain shareholders of Taboola.com Ltd.	F-4	333-255684	4.1	April 30, 2021
10.8	Registration Rights Agreement between Taboola.com Ltd. and Shop Management, LLC dated as of September 1, 2021	6-K	001-40566	99.2	September 1, 2021
10.9	Credit Agreement, dated as of September 1, 2021, by and among Taboola.com Ltd., Taboola, Inc., as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	6-K	001-40566	99.3	September 1, 2021
10.10†	Incremental Facility Amendment No. 1, dated as of August 9, 2022, by and among Taboola.com Ltd., Taboola, Inc., as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	6-K	001-40566	99.1	August 22, 2022
10.11†	Amendment No. 2, dated as of June 12, 2023, to the Credit Agreement by and among Taboola.com Ltd., Taboola, Inc., as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-40566	10.2	August 9, 2023
10.12†	Omnibus Agreement, dated as of November 28, 2022, by and among Taboola.com Ltd., College Top Holdings, Inc., and Yahoo AdTech JV, LLC	8-K	001-40566	10.1	January 17, 2023
10.13†	Investor Rights Agreement, dated as of January 17, 2023 by and between Taboola.com Ltd. and College Top Holdings, Inc.	8-K	001-40566	10.2	January 17, 2023
10.14††	Employment Agreement, dated April 20, 2017, by and between Taboola, Inc. and Adam Singolda	10-K	001-40566	10.12	March 13, 2023
10.15††	Amendment to Compensation Package, dated June 1, 2023, by and between Taboola.com Ltd. and Adam Singolda	10-Q	001-40566	10.1	August 9, 2023
10.16#††	Employment Agreement, dated August 31, 2012, by and between Taboola.com Ltd. and Eldad Maniv	10-K	001-40566	10.14	March 13, 2023
10.17††	Amendment to Employment Agreement dated January 24, 2021 by and between Taboola.com Ltd. and Eldad Maniv	10-K	001-40566	10.15	March 13, 2023
10.18††	Amended and Restated Employment Agreement, dated January 1, 2011, by and between Taboola.com Ltd. and Lior Golan	10-K	001-40566	10.16	March 13, 2023
10.19††	Amended and Restated Offer Letter, dated March 3, 2023 by and between Taboola, Inc. and Stephen Walker	10-K	001-40566	10.17	March 13, 2023
10.20††	Offer Letter, dated September 4, 2019, by and between Taboola, Inc. and Kristy Sundjaja	10-K	001-40566	10.18	March 13, 2023
10.21††	Form of Restricted Share Unit Grant Agreement under Taboola.com Ltd.’s 2021 Share Incentive Plan	10-K	001-40566	10.1	February 28, 2024
10.22#	Digital Property and Demand Services Agreement, dated as of November 28, 2022, and amendments through June 30, 2024, by and between Taboola, Inc. and Yahoo Inc. and its affiliates	10-Q	001-40566	10.1	November 7, 2024
19†	Insider Trading Policy and Procedures					*
21	Significant Subsidiaries of Taboola.com Ltd.					*
23	Consent of Kost Forer Gabbay & Kasierer, a member of EY Global, independent registered accounting firm for the Registrant.					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32	Section 1350 Certifications					*
97	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-40566		February 28, 2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

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

Table of Contents	TABOOLA.COM LTD.
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
“Non-voting Ordinary shares” means each non-voting ordinary share of Taboola, no par value per share, originally issued in connection with the Yahoo partnership and not entitled to vote, except in limited circumstances as provided in Taboola’s Amended and Restated Articles of Association
“Ordinary shares” means each ordinary share of Taboola, no par value per share, listed on NASDAQ and entitled to vote.
“Shares” means both the Ordinary shares and the Non-Voting Ordinary shares, unless the context otherwise requires.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 26, 2025, hereunto duly authorized.

By: /s/ Stephen C. Walker
Name: Stephen C. Walker
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2025 by the following persons on behalf of the registrant and in the capacities indicated.

Table of Contents	TABOOLA.COM LTD.

Signature	Title
/s/ Adam Singolda	Chief Executive Officer and Director
/s/ Stephen C. Walker	Chief Financial Officer
/s/ Zvi Limon	Chairman of the Board
/s/ Deirdre Bigley	Director
/s/ Lynda Clarizio	Director
/s/ Monica Mijaleski	Director
/s/ Nechemia J. Peres	Director
/s/ Richard Scanlon	Director
/s/ Erez Shachar	Director
/s/ Gilad Shany	Director