Form 10-Q
period 2025-03-31
Taboola.com Ltd.
filed 2025-05-07
CIK 1840502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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

As of April 29, 2025 the Registrant had a total of 321,404,866 outstanding shares, which includes 284,728,309 Ordinary shares and 36,676,557 Non-voting Ordinary shares.

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
2

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED INTERIM BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	March 31,	December 31,
	2025	2024
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$216,223	$226,583
Short-term investments	—	3,780
Restricted deposits	200	200
Trade receivables (net of allowance for credit losses of $12,458 and $11,815 as of March 31, 2025 and December 31, 2024, respectively) (1)	304,914	370,110
Prepaid expenses and other current assets	56,577	55,328
Total current assets	577,914	656,001
NON-CURRENT ASSETS
Long-term prepaid expenses	24,385	25,193
Commercial agreement asset	282,583	286,619
Restricted deposits	1,462	1,462
Operating lease right of use assets	81,708	58,997
Property and equipment, net	75,479	69,388
Intangible assets, net	51,320	65,067
Goodwill	555,931	555,931
Total non-current assets	1,072,868	1,062,657
Total assets	$1,650,782	$1,718,658

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Trade payables (2)	$279,510	$309,229
Short-term operating lease liabilities	26,304	21,881
Accrued expenses and other current liabilities	131,455	154,472
Total current liabilities	437,269	485,582
LONG-TERM LIABILITIES
Long-term loan and revolving credit facility	126,500	116,452
Long-term operating lease liabilities	60,672	42,561
Warrants liability	1,642	3,368
Deferred tax liabilities, net	2,377	5,497
Other long-term liabilities	14,113	13,292
Total long-term liabilities	205,304	181,170
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY
Ordinary shares with no par value- Authorized: 700,000,000 as of March 31, 2025 and December 31, 2024; 329,070,716 and 325,674,930 shares issued, and 284,444,554 and 293,134,865 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Non-voting Ordinary shares with no par value- Authorized: 46,000,000 as of March 31, 2025 and December 31, 2024; 45,198,702 shares issued, and 40,054,344 and 44,210,406 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Treasury Ordinary shares, at cost - 49,770,520 (44,626,162 Ordinary shares and 5,144,358 Non-voting Ordinary shares) and 33,528,361 (32,540,065 Ordinary shares and 988,296 Non-voting Ordinary shares) as of March 31, 2025 and December 31, 2024, respectively	(179,624)	(130,117)
Additional paid-in capital	1,351,576	1,335,825
Accumulated other comprehensive income (loss)	(773)	418
Accumulated deficit	(162,970)	(154,220)
Total shareholders' equity	1,008,209	1,051,906
Total liabilities and shareholders' equity	$1,650,782	$1,718,658

(1) Includes related party trade receivables of $48,584 and $76,677, as of March 31, 2025 and December 31, 2024, respectively.
(2) Includes related party trade payables of $57,833 and $68,556, as of March 31, 2025 and December 31, 2024, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED INTERIM STATEMENTS OF INCOME (LOSS)
U.S. dollars in thousands, except share and per share data

	Three Months Ended March 31,
	2025	2024
	Unaudited
Revenues (1)	$427,493	$414,008

Cost of revenues:
Traffic acquisition cost (2)	279,797	275,120
Other cost of revenues	28,389	29,935
Total cost of revenues	308,186	305,055

Gross profit	119,307	108,953

Operating expenses:
Research and development	35,956	36,249
Sales and marketing	65,890	67,608
General and administrative	23,723	23,329
Total operating expenses	125,569	127,186

Operating Loss	(6,262)	(18,233)
Finance expenses, net (3)	(4,500)	(3,638)

Loss before income taxes	(10,762)	(21,871)
Income tax benefit (expenses)	2,012	(4,287)
Net Loss	$(8,750)	$(26,158)

Net loss per share attributable to Ordinary and Non-voting Ordinary shareholders, basic and diluted	$(0.03)	$(0.08)
Weighted-average shares used in computing net loss per share attributable to Ordinary and Non-voting Ordinary shareholders, basic and diluted	341,960,999	345,502,643

(1) Includes revenues from related party of $48,324 and $52,124, for the three months ended March 31, 2025 and 2024, respectively.
(2) Includes traffic acquisition cost to related party of $82,159 and $73,611 for the three months ended March 31, 2025 and 2024, respectively.
(3) Includes loss on extinguishment of debt of $6,597 for the three months ended March 31, 2025

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED INTERIM STATEMENTS OF INCOME (LOSS)
U.S. dollars in thousands, except share and per share data

CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2025	2024
	Unaudited
Net Loss	$(8,750)	$(26,158)
Other comprehensive loss:
Unrealized losses on derivative instruments, net	(1,191)	(777)
Other comprehensive loss	(1,191)	(777)
Comprehensive loss	$(9,941)	$(26,935)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
U.S. dollars in thousands, except share and per share data

	Non-voting Ordinary shares		Ordinary shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Number	Amount	Number	Amount	Treasury Ordinary shares
Balance as of January 1, 2025	44,210,406	$—	293,134,865	$—	$(130,117)	$1,335,825	$(154,220)	$418	$1,051,906
Share-based compensation expenses	—	—	—	—	—	15,796	—	—	15,796
Repurchase of ordinary shares and non-voting ordinary shares	(4,156,062)	—	(12,086,097)	—	(49,507)	—	—	—	(49,507)
Exercise of options and vested RSUs	—	—	3,395,786	—	—	797	—	—	797
Payments of tax withholding for share-based compensation	—	—	—	—	—	(842)	—	—	(842)
Other comprehensive loss	—	—	—	—	—	—	—	(1,191)	(1,191)
Net loss	—	—	—	—	—	—	(8,750)	—	(8,750)
Balance as of March 31, 2025 (unaudited)	40,054,344	$—	284,444,554	$—	$(179,624)	$1,351,576	$(162,970)	$(773)	$1,008,209

	Non-voting Ordinary shares		Ordinary shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Number	Amount	Number	Amount	Treasury Ordinary shares
Balance as of January 1, 2024	45,198,702	$—	295,670,620	$—	$(55,513)	$1,262,093	$(150,460)	$942	$1,057,062
Share-based compensation expenses	—	—	—	—	—	17,007	—	—	17,007
Exercise of options and vested RSUs	—	—	3,384,456	—	—	2,324	—	—	2,324
Connexity issuance of Holdback	—	—	581,400	—	—	—	—	—	—
Repurchase of Ordinary shares	—	—	(6,223,171)	—	(27,758)	—	—	—	(27,758)
Payments of tax withholding for share-based compensation	—	—	—	—	—	(709)	—	—	(709)
Other comprehensive loss	—	—	—	—	—	—	—	(777)	(777)
Net loss	—	—	—	—	—	—	(26,158)	—	(26,158)
Balance as of March 31, 2024 (unaudited)	45,198,702	$—	293,413,305	$—	$(83,271)	$1,280,715	$(176,618)	$165	$1,020,991
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Content	TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,
	2025	2024
	Unaudited
Cash flows from operating activities
Net Loss	$(8,750)	$(26,158)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization and write-offs	20,682	25,321
Share-based compensation expenses	15,517	16,401
Net gain from financing expenses	(1,038)	(408)
Revaluation of the Warrants liability	(1,726)	39
Amortization of loan and credit facility issuance costs	413	354
Amortization of premium and accretion of discount on short-term investments, net	—	142
Loss on extinguishment of debt	6,597	—
Commercial agreement asset amortization	4,037	—
Change in operating assets and liabilities:
Decrease in trade receivables, net (1)	65,196	22,068
Decrease in prepaid expenses and other current assets and long-term prepaid expenses	4,434	9,199
Decrease in trade payables (2)	(31,758)	(8,262)
Decrease in accrued expenses and other current liabilities and other long-term liabilities	(22,196)	(1,476)
Decrease in deferred taxes, net	(3,120)	(3,685)
Change in operating lease right of use assets	6,211	4,453
Change in operating lease liabilities	(6,388)	(5,593)
Net cash provided by operating activities	48,111	32,395

Cash flows from investing activities
Purchase of property and equipment, including capitalized internal-use software	(12,041)	(5,589)
Proceeds from business acquisition holdback liability	—	719
Proceeds from maturities of short-term investments	3,780	3,265
Net cash used in investing activities	(8,261)	(1,605)

Cash flows from financing activities
Issuance costs	(663)	(456)
Exercise of options and vested RSUs	705	1,809
Payment of tax withholding for share-based compensation expenses	(842)	(709)
Repurchase of ordinary shares and non-voting ordinary shares	(49,342)	(27,758)
Payments on account of repurchase of ordinary shares	(2,355)	(1,658)
Proceeds from revolving credit line, net of issuance costs	123,985	—
Repayment of Long-term loan	(122,736)	—
Net cash used in financing activities	(51,248)	(28,772)

Exchange rate differences on balances of cash and cash equivalents	1,038	408
Increase (decrease) in cash and cash equivalents	(10,360)	2,426
Cash and cash equivalents - at the beginning of the period	226,583	176,108
Cash and cash equivalents - at end of the period	$216,223	$178,534

(1) Includes an increase (decrease) in related party trade receivables of $(28,093) and $29,694, for the three months ended March 31, 2025 and 2024, respectively.
(2) Includes a decrease in related party trade payables of $(10,723) and $(22,480), for the three months ended March 31, 2025 and 2024, respectively.

	Three months ended March 31,
	2025	2024
	Unaudited
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$3,764	$3,243
Interest	$2,189	$3,610
Non-cash investing and financing activities:
Purchase of property and equipment, including capitalized internal-use software	$1,895	$4,262
Share-based compensation included in capitalized internal-use software	$279	$606
Exercise of options and vested RSUs	$92	$—
Creation of operating lease right-of-use assets and operating lease liability	$28,922	$12
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
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
During the year ended December 31, 2024, the Company concluded it had obtained exclusivity to the extent contemplated by the Commercial agreement as currently in effect, and therefore began to record amortization expenses of the Commercial agreement asset. For the three months ended March 31, 2025, the Company recorded $4,037 amortization expenses of the Commercial agreement asset. For the three months ended March 31, 2024, the Company did not record amortization expenses of the Commercial agreement asset.

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
The consolidated balance sheet as of December 31, 2024, included herein, was derived from the audited consolidated financial statements as of that date, but does not include all of the disclosures, including certain notes required by GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.
Therefore, these unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2024, filed with the SEC on February 26, 2025 .
In the opinion of the Company’s management, the unaudited consolidated interim financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s unaudited interim consolidated financial statements. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025, or any other future interim or annual period.

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
The Company’s management regularly evaluates its estimates, primarily those related to: (1) revenue recognition criteria, including the determination of revenue reporting as gross versus net in the Company’s revenue arrangements, (2) allowances for credit losses, (3) operating lease assets and liabilities, including the incremental borrowing rate and terms and provisions of each lease (4) the useful lives of its Commercial agreement asset, property and equipment and capitalized software development costs, (5) income taxes, (6) assumptions used in the option pricing models to determine the fair value of share-based compensation (7) the fair value of financial assets and liabilities, including the fair value of Private Warrants and derivative instruments (8) the fair value of acquired intangible assets and goodwill annual impairment test, and (9) the recognition and disclosure of contingent liabilities.
These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances; the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

In January 2025, the Company completed an assessment of the useful lives of its servers and adjusted the estimated useful life, from three to six years, effective on January 1, 2025. Based on the carrying value of assets in service as of December 31, 2024, the change resulted in a reduction of depreciation expense of $2,793 for the three months ended March 31, 2025, recorded primarily in cost of revenue .

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
As of March 31, 2025 and December 31, 2024, no single customer accounted for 10% or more of accounts receivable or total revenue for those respective years then ended, except as disclosed in Note 12.

Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2024, as filed with the SEC on February 26, 2025 . There have been no significant changes to these policies during the three months ended March 31, 2025.

Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topics 740): Improvements to Income Tax Disclosures”, which expands the disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid. This ASU is effective for the annual periods beginning after December 15, 2024.
In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
NOTE 3:- CASH AND CASH EQUIVALENTS
The following table presents for each reported period, the breakdown of cash and cash equivalents:

	March 31,	December 31,
	2025	2024
	Unaudited
Cash	$144,303	$154,962
Money market accounts and funds	71,453	70,692
Time deposits	467	929
Total Cash and cash equivalents	$216,223	$226,583

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 4:-    FAIR VALUE MEASUREMENTS
The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. The Company did not have any transfers between fair value measurements levels during the three months ended March 31, 2025.
The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2025 and December 31, 2024, by level within the fair value hierarchy

	Fair Value Hierarchy	Fair value measurements as of
Description		March 31, 2025	December 31, 2024
		Unaudited
Assets:
Cash equivalents:
Money market accounts and funds	Level 1	$71,453	$70,692
Short-term investments:
Short-term deposits	Level 2	$—	$3,780
Derivative instruments asset:
Derivative instruments designated as cash flow hedging instruments	Level 2	$84	$468

Liabilities:
Warrants liability:
Public Warrants	Level 1	$1,637	$3,303
Private Warrants	Level 3	$5	$65
Derivative instruments liability:
Derivative instruments designated as cash flow hedging instruments	Level 2	$(857)	$(50)
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
The key inputs into the Black-Scholes model for the Private Warrants were as follows:

Input	March 31,			December 31,
	2025			2024
	Unaudited
Risk-free interest rate	4.00%	—	4.26%	4.11%	—	4.12%
Expected term (years)	0.5	—	1.25	0.75	—	1.49
Expected volatility	49.7%	—	80.9%	39.7%	—	76.5%
Exercise price	$11.50			$11.50
Underlying stock price	$2.95			$3.65
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
•The expected volatility is based on the Company’s share price volatility.
The following table presents the changes in the fair value of Warrants liability:

	Private	Public	Total
Input	Warrants	Warrants	Warrants

Fair value as of December 31, 2024	$65	$3,303	$3,368
Change from private to public holdings	(1)	1	—
Change in fair value	(59)	(1,667)	(1,726)
Fair value as of March 31, 2025 (unaudited)	$5	$1,637	$1,642

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 5:- SHORT-TERM INVESTMENTS
The Company short-term investments, which were $3,780 as of December 31, 2024, are composed of short-term bank deposits. As of March 31, 2025, the Company did not hold any short-term bank deposits.

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
As of March 31, 2025 and December 31, 2024, the notional amounts of the Company’s derivative instruments designated as cash flow hedging instruments outstanding in U.S. dollars amounted to $46,093 and $49,502 respectively.
Gross notional amounts do not quantify risk or represent assets or liabilities of the Company but are used in the calculation of settlements under the contracts.
The Company records all cash flow hedging instruments on the consolidated balance sheets at fair value. The fair values of outstanding derivative instruments designated as cash flow hedging instruments were as follows:

	March 31,	December 31,
	2025	2024
	Unaudited
Prepaid expenses and other current assets	84	468
Accrued expenses and other current liabilities	(857)	$50
The gains (losses) related to cash flow hedging instruments, recorded in the consolidated interim statements of loss, for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
	2025	2024
	Unaudited
Cost of revenues	$16	$15
Research and development	148	174
Sales and marketing	38	43
General and administrative	26	35
Total gains recognized in the consolidated statements of loss, net	$228	$267

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
The changes in unrealized gains (losses) on the Company’s derivative instruments recorded in accumulated other comprehensive income (loss) were as follows:

	Three months ended March 31,

	2025	2024
	Unaudited
Unrealized gains on derivative instruments at the beginning of the period	$418	$948
Changes in fair value of derivative instruments	(963)	(509)
Reclassification of (gains) recognized in the consolidated interim statements of loss from accumulated other comprehensive income (loss)	(228)	(267)
Unrealized gains (losses) on derivative instruments at the end of the period (unaudited)	$(773)	$172
All net deferred gains in accumulated other comprehensive income as of March 31, 2025, are expected to be recognized over the next twelve months as operating expenses in the same financial statement line item in the consolidated interim statements of loss to which the derivative relates.

NOTE 7:- GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
There was no impairment or additions to goodwill during the three months ended March 31, 2025.
Intangible Assets, Net
Definite-lived intangible assets, net consist of the following:

	Gross Fair	Accumulated	Net Book
March 31, 2025	Value	Amortization	Value
Merchant/Network affiliate relationships	$146,547	$(116,695)	$29,852
Technology	74,193	(57,926)	16,267
Publisher relationships	42,934	(38,457)	4,477
Tradenames	24,097	(24,097)	—
Customer relationship	13,473	(12,749)	724
Total (unaudited)	$301,244	$(249,924)	$51,320

	Gross Fair	Accumulated	Net Book
December 31, 2024	Value	Amortization	Value
Merchant/Network affiliate relationships	$146,547	$(108,558)	$37,989
Technology	74,193	(55,039)	19,154
Publisher relationships	42,934	(35,778)	7,156
Tradenames	24,097	(24,097)	—
Customer relationship	13,473	(12,705)	768
Total	$301,244	$(236,177)	$65,067

Amortization expenses for intangible assets were $13,746 and $15,935, for the three months ended March 31, 2025 and 2024, respectively.
The estimated future amortization expense of definite-lived intangible assets as of March 31, 2025 is as follows (unaudited):

Year Ending December 31,
2025 (Remainder)	$37,661
2026	13,290
2027	135
2028	234
Total	$51,320

NOTE 8:- FINANCING ARRANGEMENTS
2021 Credit Agreement and 2022 Revolving Credit Agreement
Concurrently with the closing of the Connexity Acquisition, on September 1, 2021, the Company entered into a $300,000 senior secured term loan credit agreement (the “2021 Credit Agreement”), among the Company, Taboola Inc., a wholly-owned Company’s subsidiary, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The 2021 Credit Agreement provided for term loan borrowings in an aggregate principal amount of up to $300,000 (the “Facility”). The Facility was fully drawn at closing, net of issuance expenses of $11,250, and the proceeds were used by the Company to finance a portion of the Connexity Acquisition.
On August 9, 2022, the Company amended the 2021 Credit Agreement to provide for a five-year senior secured revolving credit facility (the “2022 Revolving Credit Agreement”), among the Company, Taboola Inc., a wholly-owned Company’s subsidiary, as borrower, and the lenders party thereto, with Citibank N.A., as lead arranger and JPMorgan Chase Bank, N.A., as administrative agent. The 2022 Revolving Credit Agreement provided for revolving loans in an aggregate committed principal amount of up to $90,000.
The total interest expenses, including issuance costs amortization, recognized in connection with the 2021 Credit Agreement were $2,468 and $3,941, for the three months ended March 31, 2025 and 2024, respectively.
2025 Revolving Credit Agreement
On March 18, 2025 (the “Closing Date”), the Company entered into a revolving credit facility (the “2025 Revolving Credit Agreement”), among Taboola, its wholly-owned subsidiary Taboola, Inc., as borrower (the “Borrower”), the lenders party thereto (the “Lenders”) and Bank of America, N.A., as administrative agent. The 2025 Revolving Credit Agreement provides for borrowings in an aggregate principal amount of up to $270,000 (the “Revolving Facility”, the loans thereunder, the “Revolving Loans” and the commitments thereunder, the “Revolving Commitments”). The proceeds of the Revolving Facility can be used to finance working capital needs and general corporate purposes.
Borrowings under the Revolving Facility are subject to customary borrowing conditions and will bear interest at a variable annual rate based on term SOFR or base rate plus a fixed margin. Term SOFR is defined as the forward-looking SOFR term rate published by CME Group Benchmark Administration Limited subject to a floor of zero. Revolving Loans repaid may be reborrowed prior to maturity of the Revolving Facility pursuant to customary conditions and restrictions. The Revolving Facility will mature on March 18, 2030.
Subject to the following sentence, the Revolving Facility is voluntarily prepayable from time to time without premium or penalty. The Borrower shall pay a prepayment premium in connection with any repricing transaction consummated on or before the first anniversary of the Closing Date. The Revolving Facility is mandatorily prepayable at any time that the outstanding Revolving Loans exceeds the Revolving Commitments. The Revolving Facility is guaranteed by Taboola and its wholly-owned material subsidiaries, subject to certain exceptions set forth in the 2025 Revolving Credit Agreement (collectively, the “Guarantors”). The obligations of the Borrower and the Guarantors are secured by substantially all the assets of the Borrower and the Guarantors including stock of subsidiaries, subject to certain exceptions set forth in the 2025 Revolving Credit Agreement.
The 2025 Revolving Credit Agreement also contains customary representations, covenants and events of default as well as a financial covenant, which limits Taboola’s allowable net leverage ratio. Failure to meet the covenants beyond applicable grace periods could result in acceleration of the Revolving Loans and/or termination of the Revolving Facility. As of March 31, 2025, the Company was in compliance with the Facility covenants.
On the Closing Date, the Company borrowed $126,500 under the Revolving Facility, including $123,322 to pay in full the remaining outstanding principal and accrued interest under the 2021 Credit Agreement and $3,178 to pay debt issuance costs. Additional $275 issuance costs were recorded under Accrued expenses and other current liabilities. Revolving Facility issuance costs are capitalized and amortized over the Revolving Facility term. Accordingly, the 2021 Credit Agreement and 2022 Revolving Credit Agreement were extinguished on the Closing Date.
In connection with the establishment of the Revolving Credit Facility and the repayment in full of the loan under the 2021 Credit Agreement, previously capitalized debt issuance costs totaling $6,597, consisting of $6,004 and $593, related to the 2021 Credit Agreement and the 2022 Revolving Credit Agreement, respectively, were recognized as loss on extinguishment of debt at the Closing Date.
Subsequent to the balance sheet date, in April 2025, the Company repaid $58,000 in principal amount of outstanding debt under the Revolving facility.
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
Share Buyback Program
The Company’s board of directors authorized a share buyback program of the Company’s outstanding Ordinary shares, which commenced in June 2023 and does not have an expiration date (the “Buyback Program”). In 2023, the Company’s board of directors authorized up to $80,000 of buybacks under the Buyback Program. In February 2024, the Company’s board of directors authorized up to $100,000 for use under the Buyback Program, including any remaining authority from the 2023 board of directors authorization, In February 2025, the Company’s board of directors authorized up to an additional $200,000 for use under the Buyback Program. As permitted by the Buyback Program, share repurchases may be made from time to time, in privately negotiated transactions or in the open market, including through trading plans, at the discretion of the Company’s management and as permitted by securities laws and other legal requirements. The Buyback Program does not obligate the Company to repurchase any specific number of shares and the number of shares repurchased may depend upon market and economic conditions and other factors. The Buyback Program may be discontinued, modified or suspended at any time.
During the three months ended March 31, 2025, the Company repurchased 16,242,159 of its shares, consisting of 12,086,097 Ordinary shares, and 4,156,062 Non-voting Ordinary shares (see Note 12) at an average price of $3.03 per share (excluding broker and transaction fees of $302). As of March 31, 2025, the Company had remaining authorization under the Buyback Program to repurchase Ordinary shares up to an aggregate amount of $196,357.
Share Incentive Plans
a.In addition to the Buyback Program detailed above, the Company utilizes a net issuance mechanism to satisfy tax withholding obligations related to equity-based compensation on behalf of its directors, officers and other employees (the “Net Issuances”). In April 2024, the Company satisfied the required conditions, as set forth in the Israeli Companies Law and the Companies Regulations, to conduct future repurchases of its Ordinary shares under the Buyback Program and Net Issuances in an aggregate amount up to $100,000, which amount was partly utilized under the Company’s previous Israeli court authorization. The Company’s board of directors have the authority to determine the amount to be utilized for Net Issuances and Ordinary share repurchases.
For the three months ended March 31, 2025 and 2024, the Company utilized the net issuance mechanism in connection with equity-based compensation for certain Office Holders, which resulted in a tax withholding payment by the Company of $842 and $709, respectively, which were recorded as a reduction of additional paid-in capital.
b. The following is a summary of share option activity and related information for the three months ended March 31, 2025 (including employees, directors, officers and consultants of the Company):

	Outstanding Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2025	25,157,131	3.50	4.74	36,594
Exercised	(304,229)	2.62	—	163
Forfeited	(94,616)	6.30	—	—
Balance as of March 31, 2025 (unaudited)	24,758,286	3.50	4.45	24,113
Exercisable as of March 31, 2025 (unaudited)	23,188,132	3.31	4.34 years	23,051
During the three months ended March 31, 2025, the Company did not grant options.
The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period.
As of March 31, 2025, unrecognized share-based compensation cost related to unvested share options was $3,437, which is expected to be recognized over a weighted-average period of 0.61 years.
c. The following is a summary of the RSU activity and related information for the three months ended March 31, 2025:

	Outstanding Restricted Shares Units	Weighted Average Grant Date Fair Value

Balance as of January 1, 2025	25,440,611	4.78
Granted	14,224,795	3.34
Vested (*)	(3,091,476)	5.01
Forfeited	(1,003,950)	4.57
Balance as of March 31, 2025 (unaudited)	35,569,980	4.19
(*) A portion of the shares that vested were netted out to satisfy the tax obligations of the recipients. During the three months ended March 31, 2025 a total of 216,463 RSUs were canceled to satisfy tax obligations, resulting in net issuance of 216,468 Ordinary shares.
The total release date fair value of RSUs was $11,133, during the three months ended March 31, 2025.
As of March 31, 2025, unrecognized share-based compensation cost related to unvested RSUs was $133,635, which is expected to be recognized over a weighted-average period of 2.84 years.
The total share-based compensation expense related to all of the Company’s share-based awards recognized for the three months ended March 31, 2025 and 2024, was comprised as follows:

	Three Months Ended March 31,
	2025	2024
	Unaudited
Cost of revenues	$867	$1,011
Research and development	6,393	6,378
Sales and marketing	4,221	4,323
General and administrative	4,036	4,689
Total share-based compensation expense	$15,517	$16,401

NOTE 10:- INCOME TAXES
The Company calculated its income tax expenses for the three months ended March 31, 2025 by applying the accounting principal of determining the annual effective tax rate (pre-tax income or loss excluding unusual discrete items). The Company updates its calculations each quarter and makes a year-to-date adjustment if necessary. The Company’s quarterly effective tax rates were 19.0% and (19)% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate results primarily from the geographic distribution of the Company’s worldwide earnings or losses, applicable tax regulations, changes in valuation allowance, tax benefits associated with acquired intangible assets, which are mainly in the US, and other nondeductible expenses.
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
Non-cancelable Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase primarily software and IT related-based services. As of March 31, 2025, the Company had outstanding non-cancelable purchase obligations in the amount of $41,084.
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
In June 2024, the Company repurchased 988,296 of the Non-voting Ordinary shares at a price of 4.07 per share, based on the terms stipulated in the agreement, for an aggregate purchase price of $4,022, as part of the Buyback Program.
The Company and its affiliates are parties to several agreements in the ordinary course of business with Yahoo and its affiliates. Revenues from the related party are derived from Yahoo’s advertiser spend on the Company’s network, for which Yahoo is the billing entity. Traffic acquisition cost to the related party is compensation for placing Taboola’s platform on Yahoo`s digital property. In connection with these agreements, for the three months ended March 31, 2025 and 2024, the Company recorded revenues from Yahoo in the amount of $48,324 and $52,124 which represented 11% and 12.6% of the Company’s total revenue, respectively. In addition, the Company recorded traffic acquisition costs related to Yahoo for the three months ended March 31,2025 and 2024, in the amount of $82,159 and $73,611, respectively. Certain traffic acquisition costs for the three months ended March 31, 2025, noted herein, are unaffiliated with the Yahoo revenues recognized during the three months ended March 31, 2025
As of March 31, 2025 and December 31, 2024, in regards to Yahoo, the Company’s balances of trade receivables were $48,584 and $76,677, which represented approximately 16% and 21% of the Company’s trade receivables respectively, and its balance of trade payables were $57,833 and $68,556, respectively associated with the revenues presented on both a gross and net basis.
The Company and Yahoo, pursuant to the Omnibus Agreement entered into on November 28, 2022, each agreed to pay certain expenses in connection with the transaction and each party agreed to reimburse the other for some or all of these expenses. Under these arrangements, the Company recognized expenses, net of $1,441 and $522, for the three months ended March 31, 2025 and 2024, respectively.
On February 24, 2025, the Company and Yahoo entered into a Share Repurchase Agreement (“Repurchase Agreement”). In accordance with the Repurchase Agreement, the Company may conduct weekly repurchases of Yahoo's Non-voting Ordinary shares at a purchase price determined by a market based pricing formula as specified in the Repurchase Agreement. The maximum amount of Non-voting Ordinary shares that may be repurchased each week will be 25% of the applicable allowable limit under Rule 10b-18 of the Securities Exchange Act of 1934 (“Rule 10b-18”). The Repurchase Agreement terminates upon the earliest of: (i) the Company obtaining regulatory approval permitting Yahoo’s equity ownership in the Company to exceed 25%; (ii) the Company determining, as specified in the Repurchase Agreement, that no such approval is required; or (ii) December 31, 2025. On March 14, 2025 the Company and Yahoo amended the Repurchase Agreement to modify the number shares the Company may repurchase each week from 25% to up to 1/3rd of the weekly applicable allowable limit under Rule 10b-18. The prior agreement limited the amount of shares the Company could repurchase in the open market. The amendment enables the Company to repurchase up to the maximum allowable Rule 10b-18 limit while keeping Yahoo’s ownership of Taboola’s outstanding shares from reaching 25% or more. Under the Repurchase Agreement, through April 28, 2025, the Company has purchased a total of 7,533,849 Non-voting Ordinary shares for an aggregate purchase price of approximately $21,911, out of which 4,156,062 Non-voting Ordinary shares for an aggregate purchase price of approximately $12,447 has been purchased through March 31, 2025.
NOTE 13:- SEGMENTS AND GEOGRAPHIC INFORMATION
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
a. The following table represents total revenue by geographic area based on the Advertisers’ billing address:

	Three months ended March 31,
	2025	2024
	Unaudited
Israel	$23,283	$31,465
United States	201,491	193,362
Germany	38,081	35,697
Unites Kingdom	20,087	20,074
Rest of the World	144,551	133,410
Total	$427,493	$414,008
b. The following table represents the Company’s long-lived assets(1), net by geographic area:

	March 31,	December 31,
	2025	2024
	Unaudited
Israel	$87,369	$67,867
United States	49,143	39,391
United Kingdom	4,584	5,024
Rest of the world	16,091	16,103
Total	$157,187	$128,385
(1) Long-lived assets are comprised of property and equipment, net and operating lease right-of-use assets

c. The following table represents the Company’s definite long-lived intangible assets and goodwill, classified by the location of the controlling statutory company:

	March 31,	December 31,
	2025	2024
	Unaudited
Israel	$21,643	$21,692
United States	581,147	594,799
Rest of the world	4,461	4,507
Total	$607,251	$620,998

d. The following table represents the Company’s total long lived assets, including definite long lived intangible assets and goodwill (allocated by controlling statutory company):

	March 31,		December 31,
	2025		2024
	Unaudited
Israel	$109,012	14%	$89,559	12%
United States	630,290	82%	634,190	85%
Rest of the world	25,136	4%	25,634	3%
Total	$764,438	100%	$749,383	100%

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 14:- NET LOSS PER SHARE ATTRIBUTABLE TO ORDINARY AND NON-VOTING ORDINARY SHAREHOLDERS

	Three Months Ended March 31,
	2025		2024
	Ordinary	Non-voting	Ordinary	Non-voting
	shares	Ordinary	shares	Ordinary
		shares		shares
	Unaudited
Numerator:
Net loss attributable to Ordinary shareholders, basic and diluted	$(7,633)	$(1,117)	$(22,736)	$(3,422)

Denominator:
Weighted-average shares used in computing net loss per share attributable to Ordinary shareholders, basic and diluted	298,323,708	43,637,291	300,303,941	45,198,702

Net loss per share attributable to Ordinary and Non-voting Ordinary shareholders, basic and diluted	$(0.03)	$(0.03)	$(0.08)	$(0.08)

The potential number of Ordinary shares that were excluded from the computation of diluted net loss per share attributable to Ordinary shareholders for the periods presented because including them would have been anti-dilutive is as follows:

	Three Months Ended March 31,
	2025	2024
	Unaudited
Warrants	12,349,990	12,349,990
RSUs	20,514,399	26,734,790
Outstanding share options	7,471,586	21,839,078
Issuable Ordinary shares related to business combination under holdback arrangement	—	968,992
Total	40,335,975	61,892,850

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with Taboola’s accompanying unaudited consolidated interim financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (the “Quarterly Report”) and audited consolidated financial statements and the related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2025. Some of the information contained in this discussion and analysis is set forth in our 2024 Form 10-K, including information with respect to Taboola’s plans and strategy for Taboola’s business, and includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A “Risk Factors” in our 2024 Form 10-K and “Note Regarding Forward-Looking Statements” in our 2024 Form 10-K and elsewhere herein, Taboola’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Throughout this section, unless otherwise noted or the context requires otherwise, “we,” “us,” “our” and the “Company” refer to Taboola and its consolidated subsidiaries, and in references to monetary amounts, “dollars” and “$” refer to U.S. Dollars, and “NIS” refers to New Israeli Shekels.

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
Key Factors and Trends Affecting our Performance
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and those referred to in Part II, Item 1A,“Risk Factors.”
Business and Macroeconomic Conditions
Global economic and geopolitical conditions have been increasingly volatile due to factors such as inflation, rising interest rates, supply chain disruptions and the wars in Israel and Ukraine. Further, in 2025 the global tariff landscape began to quickly change with the U.S. implementing new and/or increased tariffs on various foreign countries, either generally or with respect to certain products. These shifts in trade policies in the U.S. and other countries are rapidly evolving and difficult to predict. The ultimate impact of any announced or future tariffs will depend on various factors, including what tariffs are ultimately implemented, the timing of implementation and the amount, scope and nature of such tariffs and potential exclusions from the application of those tariffs. While we continue to monitor macroeconomic conditions closely, at this time we are unable to predict if these factors will have a material impact on our business during 2025.
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
For the majority of our digital properties partners, we have two primary models for sharing revenue with digital property partners. The most common model is a straight revenue share model. In this model, we agree to pay our partner a percentage of the revenue that we generate from advertisements placed on their digital properties. The second model includes guarantees. Under this model, we pay our partners the greater of a fixed percentage of the revenue we generate and a guaranteed amount based on specified performance metric, such as per thousand page views or fixed amount. In the past, we have and may continue to be required to make significant payments under these guarantees.
Growing Our Advertiser Client Base
We have a large network of Advertisers that wish to achieve specific performance goals, such as obtaining subscribers for email newsletters or acquiring leads for product offerings, across multiple verticals. As we look at growing our advertiser client base, we want to grow the number of advertisers that spend with us at scale. We define a Scaled Advertiser as an Advertiser that has more than $100,000 of cumulative gross spend on the network on a trailing four quarter basis. We had approximately 2,000, 1,800 and 1,700 of Scaled Advertiser clients working with us directly, or through advertising agencies, worldwide during the first quarters of 2025, 2024 and 2023, respectively. In an effort to also measure how we are growing our advertising spend with each Scaled Advertiser, we have introduced an Average Revenue per Scaled Advertiser performance measure. Average Revenue per Scaled Advertiser is calculated as the aggregate cumulative gross spend of all Scaled Advertisers for a given period divided by the number of Scaled Advertisers for that period. The Average Revenue per Scaled Advertiser was approximately $184,000, $190,000 and $157,000 during the first quarters of 2025, 2024 and 2023, respectively. A large portion of our revenue comes from Scaled Advertisers. The Revenue contribution from Scaled Advertisers represented 86%, 84% and 82% of our Revenues for the first quarters of 2025, 2024 and 2023, respectively. These performance Advertisers use our service when they obtain a sufficient return on ad spend to justify their ad spend. We grow the revenue from performance Advertisers in three ways. First, we improve the performance of our network by developing new product features, improving our algorithms and optimizing our supply. Second, we secure increased budgets from existing Advertisers by offering new ad formats and helping them achieve additional goals. Third, we grow our overall Advertiser base by bringing on new Advertisers that we have not worked with previously.

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

(dollars in thousands, except per share data)	Three months ended March 31,
	2025	2024
	Unaudited
Revenues	$427,493	$414,008
Gross profit	$119,307	$108,953
Net loss	$(8,750)	$(26,158)
EPS diluted (1)	$(0.03)	$(0.08)
Ratio of net loss to gross profit	(7.3)%	(24.0)%
Cash flow provided by operating activities	$48,111	$32,395
Cash, cash equivalents, short-term deposits and investments	$216,223	$181,019

Non-GAAP Financial Data (2)
ex-TAC Gross Profit	$151,733	$138,888
Adjusted EBITDA	$35,935	$23,489
Non-GAAP Net Income	$25,000	$3,832
Ratio of Adjusted EBITDA to ex-TAC Gross Profit	23.7%	16.9%
Free Cash Flow	$36,070	$26,806
(1)The weighted-average shares used in the computation of the diluted EPS for the three months ended March 31, 2025 and 2024 are 341,960,999 and 345,502,643, respectively. The weighted-average shares for the three months ended March 31, 2025 and 2024, included 298,323,708 and 300,303,941 Ordinary shares, and 43,637,291 and 45,198,702 Non-voting Ordinary shares, respectively.
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

The following table provides a reconciliation of revenues and gross profit to ex-TAC Gross Profit:

	Three months ended March 31,
	2025	2024
	(dollars in thousands)
Revenues	$427,493	$414,008
Traffic acquisition cost (1)	279,797	275,120
Other cost of revenues	28,389	29,935
Gross profit	$119,307	$108,953
Add back: Other cost of revenues (1)	32,426	29,935
ex-TAC Gross Profit	$151,733	$138,888

(1)The three months ended March 31, 2025 included $4,037 amortization expense of the non-cash based Commercial agreement asset. See Note 1b and Note 2 of Notes to the Unaudited Consolidated Interim Financial Statements.

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

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three months ended March 31,
	2025	2024
	(dollars in thousands)
Net Loss	$(8,750)	$(26,158)
Adjusted to exclude the following:
Finance expenses, net	4,500	3,638
Income tax expenses (benefit)	(2,012)	4,287
Depreciation and amortization (1)	24,707	25,321
Share-based compensation expenses	15,518	13,756
Holdback compensation expenses (2)	—	2,645
Other costs (3)	1,972	—
Adjusted EBITDA	$35,935	$23,489

(1)The three months ended March 31, 2025 included $4,037 amortization expenses of the non-cash based Commercial agreement asset. See Note 1b and Note 2 of the Notes to the Unaudited Consolidated Interim Financial Statements.
(2)Represents share-based compensation due to holdback of Ordinary shares issuable under compensatory arrangements relating to Connexity acquisition.
(3)The three months ended March 31, 2025 included $1,972 in professional and legal expenses related to a litigation matter in which the Company is the plaintiff and is not related to our ongoing business operations.

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

The following table provides a reconciliation of ratio of net income (loss) to gross profit and Ratio of Adjusted EBITDA to ex-TAC Gross Profit:

	Three Months Ended March 31, 2025
	2025	2024
	(dollars in thousands)
Gross profit	$119,307	$108,953
Net Loss	$(8,750)	$(26,158)
Ratio of net loss to gross profit	(7.3)%	(24.0)%

ex-TAC Gross Profit	$151,733	$138,888
Adjusted EBITDA	$35,935	$23,489
Ratio of Adjusted EBITDA margin to ex-TAC Gross Profit	23.7%	16.9%

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
•Non-GAAP Net Income (Loss) is a performance measure and should not be used as a measure of liquidity.

The following table provides a reconciliation of net income (loss) to Non-GAAP Net Income (Loss) for the periods shown:

	Three months ended March 31,
	2025	2024
	(dollars in thousands)
Net Loss	$(8,750)	$(26,158)
Amortization of acquired intangibles (1)	17,783	15,935
Share-based compensation expenses	15,518	13,756
Holdback compensation expenses (2)	—	2,645
Other costs (3)	1,972	—
Revaluation of Warrants	(1,726)	39
Foreign currency exchange rate losses (4)	(1,524)	1,041
Income tax effects	(4,870)	(3,426)
Loss on extinguishment of debt (5)	6,597	—
Non-GAAP Net Income	$25,000	$3,832

(1) The three months ended March 31, 2025, includes $4,037 amortization expense of the non-cash based Commercial agreement asset. See Note 1b and Note 2 of the Notes to the Unaudited Consolidated Interim Financial Statements.
(2) Represents share-based compensation due to holdback of Ordinary shares issuable under compensatory arrangements relating to Connexity acquisition.
(3) The three months ended March 31, 2025 included $1,972 in professional and legal expenses related to a litigation matter in which the Company is the plaintiff and is not related to our ongoing business operations. See Note 1b of Notes to the Unaudited Consolidated Interim Financial Statements.
(4) Represents foreign currency exchange rate gains or losses related to the remeasurement of monetary assets and liabilities to the Company’s functional currency using exchange rates in effect at the end of the reporting period.
(5)See Note 8 of Notes to the Unaudited Consolidated Interim Financial Statements.
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
•This metric does not reflect our future contractual commitments.

The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Three months ended March 31,
	2025	2024
	(dollars in thousands)
Net cash provided by operating activities	$48,111	$32,395
Purchases of property and equipment, including capitalized internal-use software	(12,041)	(5,589)
Free Cash Flow	$36,070	$26,806

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
Sales and marketing
Sales and marketing expenses consist of payroll and other personnel related costs, including salaries, share-based compensation, employee benefits, and travel for our sales and marketing departments, advertising and promotion, rent and depreciation and amortization expenses, particularly related to the acquired intangibles. We expect to continue to invest in sales and marketing to support the overall growth in our business.
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
Income tax benefit (expenses)
The statutory corporate tax rate in Israel was 23% for the three months ended March 31, 2025 and 2024, although we are entitled to certain tax benefits under Israeli law.
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
As of March 31, 2025, we have an accumulated tax loss carry-forward of approximately $23.8 million in Israel. The tax loss can be offset indefinitely. Non-Israeli subsidiaries are taxed according to the tax laws in their respective jurisdictions.

The following table provides consolidated statements of loss data for the periods indicated:

(dollars in thousands)	Three months ended March 31,
	2025	2024
	Unaudited
Revenues	$427,493	$414,008
Cost of revenues:
Traffic acquisition cost	279,797	275,120
Other cost of revenues	28,389	29,935
Total cost of revenues	308,186	305,055
Gross profit	119,307	108,953
Operating expenses:
Research and development	35,956	36,249
Sales and marketing	65,890	67,608
General and administrative	23,723	23,329
Total operating expenses	125,569	127,186
Operating loss	(6,262)	(18,233)
Finance income (expenses), net	(4,500)	(3,638)
Income (loss) before income taxes	(10,762)	(21,871)
Income tax benefit (expenses)	2,012	(4,287)
Net loss	$(8,750)	$(26,158)

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenues increased by $13.5 million, or 3.3%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, mainly as the result of an increase in the number of Scaled Advertisers. This was concentrated in our core native and programmatic advertisers. Revenue per Scaled Advertisers declined year-over-year as the increase in the number of Scaled Advertisers was driven by newer advertisers which generally take longer to scale to the overall group average. From a publisher perspective, new digital property partners contributed approximately $25.7 million of new Revenues on a 12-month run rate basis calculated based on their first full month on the network. Existing digital property partners, including the growth of new digital property partners (beyond the revenue contribution determined based on the run-rate revenue generated by the partners when they are first on-boarded) decreased by approximately $12.2 million.
Gross profit increased by $10.4 million, or 9.5%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024
Ex-TAC Gross Profit, a non-GAAP measure, increased by $12.8 million, or 9.2%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily benefiting from growth in advertising spend as well as a margin increase on certain digital property partners.
Total cost of revenues increased by $3.1 million, or 1.0%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Traffic acquisition cost increased by $4.7 million, or 1.7%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Traffic acquisition cost increased at a rate lower than revenue primarily due to a margin increase on certain digital property partners and an increased effective margin on our Yahoo partnership as a result of applying the mediation accruals as TAC offset rather than recognizing them as revenue, which ended in January.
The cost of guarantees (total payments due under guarantee arrangements in excess of amounts the Company would otherwise be required to pay under revenue sharing arrangements) as a percentage of traffic acquisition costs was approximately 18% and 17% for the three months ended March 31, 2025 and March 31, 2024.
Other cost of revenues decreased by $1.5 million, or 5.2%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, mainly as a result of a $2.9 million decrease in digital service tax expenses and a $2.0 million decrease in depreciation expenses related to our servers, which were partially offset by an increase of $3.5 million in data, content, communication and IT related expenses.

Research and development expenses decreased by $0.3 million, or 0.8%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, mainly as a result of a $0.4 million decrease in depreciation expenses related to our servers and a $0.3 million decrease in subcontractors expenses, offset by an $0.6 million increase in salaries and related expenses.
Sales and marketing expenses decreased by $1.7 million, or 2.5%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, mainly as a result of a $2.3 million decrease in amortization expenses related to acquired intangible assets, which were partially offset by an increase of $0.4 million in salaries and related expenses.
General and administrative expenses increased by $0.4 million, or 1.7%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily attributable to an increase of $1.2 million in professional fees which were partially offset by a decrease of $0.7 in equity-based compensation expenses.
Finance expenses, net increased by $0.9 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, mainly attributable to a $6.6 million increase due to loss on extinguishment of debt which was partially offset by an increase of $2.6 million in foreign currency exchange rate gains, and a decrease of $1.4 million in interest expense, net and a $1.8 million decrease in Warrants liability.

Tax expenses decreased by $6.3 million (which led to $2.0 million tax benefit) for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This decrease is attributable to a change in the Company’s annual estimated tax rate which is mainly affected by the expected Company pre-tax income and changes in valuation allowance. Additionally, the Company loss position for the three months ended March 31, 2025, led to an income tax benefit.

Liquidity and Capital Resources
Our primary cash needs are for working capital, personnel costs, contractual obligations, including payments to digital property partners, office leases and software and information technology costs, capital expenditures for servers and capitalized software development, funding our share buyback program, payment of interest on our revolving loan and other commitments. We fund these cash needs primarily from cash generated from operations, as well as from cash and cash equivalents on our balance sheet when required. For the three months ended March 31, 2025 and 2024, we generated cash from operations of $48.1 million and $32.4 million, respectively.
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
As of March 31, 2025 and December 31, 2024, we had $216.2 million and $226.6 million of cash and cash equivalents, respectively, and $1.7 million and $1.7 million in short and long-term restricted deposits, respectively, used, mainly, as security for our lease commitments and $3.8 million of short-term investments as of December 31, 2024. As of March 31, 2025 we did not hold short-term investments. Cash and cash equivalents consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits.
We believe that this, together with net proceeds from our engagements with Advertisers and digital property partners, will provide us with sufficient liquidity to meet our working capital and capital expenditure needs for at least the next 12 months. In the future, we may be required to obtain additional equity or debt financing in order to support our continued capital expenditures and operations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, this could reduce our ability to compete successfully and harm our business, growth, and results of operation
On March 18, 2025 we entered into a revolving credit facility (the “2025 Revolving Credit Agreement”), which provides for borrowings in an aggregate principal amount of up to $270.0 million (the “Revolving Facility”). The proceeds of the Revolving Facility can be used to finance working capital needs and general corporate purposes. Borrowings under the Revolving Facility are subject to customary borrowing conditions and will bear interest at a variable annual rate based on Term SOFR or Base Rate plus a fixed margin. The 2025 Revolving Credit Agreement also contains customary representations, covenants and events of default as well as a financial covenant, which places a limit on our allowable net leverage ratio. As of March 31, 2025, the Company was in compliance with the Revolving Facility covenants.
As of March 31, 2025, we had $126.5 million of outstanding principal amount under the Revolving Facility, including $123.3 million used to pay in full the remaining outstanding principal and accrued interest under our prior long-term loan and $3.2 million to pay issuance costs for the 2025 Revolving Credit Agreement. Borrowings under the 2025 Revolving Credit Facility are voluntarily prepayable from time to time without premium or penalty except in certain cases. Borrowings prepaid may be reborrowed prior to maturity of the 2025 Revolving Credit Agreement pursuant to customary conditions and restrictions. All borrowings under the 2025 Revolving Credit Agreement are due at maturity on March 18, 2030.
Share Buyback Program
Our board of directors authorized a share buyback program for the repurchase of our outstanding Ordinary shares, which commenced in June 2023 and does not have an expiration date (the “Buyback Program”). In 2023, our board of directors authorized up to $80.0 million of buybacks under the Buyback Program. In February 2024, our board of directors authorized up to $100.0 million for use under the Buyback Program, including any remaining authority from the 2023 board of directors authorization and in February 2025, our board of directors authorized up to an additional $200.0 million for use under the Buyback Program.. As permitted by the Buyback Program, share repurchases may be made from time to time, in privately negotiated transactions or in the open market, including through trading plans intended to comply with Rule 10b5-1, at the discretion of our management and as permitted by securities laws and other legal requirements, including Rule 10b-18 of the Exchange Act. The Buyback Program does not obligate the Company to repurchase any specific number of shares and the number of shares repurchased may depend upon market and economic conditions and other factors. The Buyback Program may be discontinued, modified or suspended at any time.
During the three months ended March 31, 2025, we repurchased 16.2 million of our shares consisting of 12.1 million Ordinary shares and 4.1 million Non-voting Ordinary shares at an average price of $3.03 per share (excluding broker and transaction fees of $0.3 million). As of March 31, 2025 the Company had remaining authorization from our board of directors to repurchase Ordinary shares up to an aggregate amount of $196.4 million. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Note 9 and Note 12 of Notes to the Unaudited Consolidated Interim Financial Statements.
Our future capital requirements and the adequacy of available funds will depend on many factors, including the risks and uncertainties set forth in our 2024 Form 10-K under Item 1A. “Risk Factors,” and in our subsequent filings with the SEC.
The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
	2025	2024
	Unaudited
Cash Flow Data:
Net cash provided by operating activities	$48,111	$32,395
Net cash used in investing activities	(8,261)	(1,605)
Net cash used in financing activities	(51,248)	(28,772)
Exchange rate differences on balances of cash and cash equivalents	1,038	408
Increase (decrease) in cash and cash equivalents	$(10,360)	$2,426

Operating Activities
During the three months ended March 31, 2025 net cash provided by operating activities was $48.1 million, an increase of $15.7 million, compared to $32.4 million for the same period in 2024. The $48.1 million was related to our net loss of $8.8 million adjusted by non-cash charges of $44.5 million and positive changes in working capital of $12.4 million.
The $44.5 million of non-cash charges primarily consisted of depreciation and amortization of $20.7 million, share-based compensation expense related to vested equity awards of $15.5 million, loss on extinguishment of debt of $6.6 million and Commercial agreement asset amortization of $4.0 million, partially offset by decrease of $1.7 million due to revaluation of Warrants liability.
The $12.4 million increase in cash resulting from changes in working capital primarily consisted of a $65.2 million decrease in trade receivables, net and a $4.4 million decrease in prepaid expenses partially offset by $31.8 million decrease in trade payables, net, a $22.2 million decrease in accrued expenses and other current liabilities and a $3.1 million decrease in deferred taxes, net.
Net cash provided by operating activities of $32.4 million for the three months ended March 31, 2024 was related to our net loss of $26.8 million adjusted by non-cash charges of $41.8 million and changes in working capital of $17.4 million.

The $41.8 million of non-cash charges consisted of depreciation and amortization of $25.3 million and share-based compensation expense related to vested equity awards of $16.4 million.
The $17.4 million increase in cash resulting from changes in working capital primarily consisted of a $22.8 million decrease in trade receivables, net and a $9.2 million decrease in prepaid expenses and other assets, partially offset by a $8.3 million decrease in trade payables, a $3.7 million decrease in deferred taxes, net and a $1.5 million decrease in accrued expenses and other liabilities.
Investing Activities
During the three months ended March 31, 2025 net cash used in investing activities was $8.3 million, an increase of $6.7 million, compared to $1.6 million in net cash used in the same period in 2024. Net cash used in investing activities for the three months ended March 31, 2025 primarily consisted of $12.0 million purchase of property and equipment, including capitalized internal-use software, partially offset by $3.8 million proceeds from maturities of short-term investments.
Net cash used in investing activities was $1.6 million for the three months ended March 31, 2024, primarily consisted of $5.6 million purchase of property and equipment, including capitalized internal-use software partially, offset by $3.3 million proceeds from maturities of short-term investments.
Financing Activities
During the three months ended March 31, 2025 net cash used in financing activities was $51.2 million, an increase of $22.4 million, compared to $28.8 million net cash used in the same period in 2024. Net cash used in financing activities for the three months ended March 31, 2025 primarily consisted of $122.7 million repayment in full of the long-term loan, $49.3 million repurchase of Ordinary shares, $2.4 million payments on account of repurchase of Ordinary shares and $0.7 million issuance costs for the revolving credit facility, partially offset by $124.0 million proceeds from revolving credit line, net of issuance costs.
Net cash used in financing activities was $28.8 million for the three months ended March 31, 2024 consisted of primarily consisted of $27.8 million repurchase of Ordinary shares.
Contractual Obligations
The following table discloses aggregate information about material contractual obligations and the periods in which they are due as of March 31, 2025. Future events could cause actual payments to differ from these estimates.

		Contractual Obligations by Period
	2025	2026	2027	2028	2029	Thereafter
	(dollars in thousands)
Debt Obligations (1)	$—	$—	$—	$—	$—	$126,500
Operating Leases (2)	22,195	27,474	18,317	10,046	7,202	14,043
Non-cancellable purchase obligations (3)	29,118	7,575	4,358	33	—	—
Total Contractual Obligations	$51,313	$35,049	$22,675	$10,079	$7,202	$140,543
(1)Borrowings under the 2025 Revolving Credit Facility are voluntarily prepayable from time to time without premium or penalty except in certain cases. All borrowings under the 2025 Revolving Credit Agreement are due at maturity on March 18, 2030. See Note 8 of Notes to the Unaudited Consolidated Interim Financial Statements.
(2)Represents future minimum lease commitments under non-cancellable operating lease agreements.
(3)Primarily represents non-cancelable amounts for contractual commitments in respect of software and information technology.
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty. The table above does not reflect any reduction for prepaid obligations as of March 31, 2025.
As of March 31, 2025, we have a provision related to unrecognized tax benefit liabilities totaling $11.1 million and other provisions related to severance pay and contribution plans, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.

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
Recent Accounting Pronouncements
During the period covered by this report, there were no material recent accounting pronouncements impacting our accounting policies that are not already discussed in our 2024 Form 10-K.
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
Our critical accounting policies are those that materially affect our consolidated financial statements and involve difficult, subjective or complex judgments by management. There have been no material changes to our critical accounting policies and estimates of and for the year ended December 31, 2024, included in our 2024 Form 10-K.

ITEM 3 :QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk
A 10% increase or decrease of the NIS, Euro, British pound sterling, or the Japanese yen against the U.S. dollar would have impacted the consolidated statements of income (loss) as follows

	Operating income (loss) impact
	three months ended
	March 31,
	2025		2024
	(dollars in thousands)
	+10%	-10%	+10%	-10%

NIS/USD	$(1,591)	$1,591	$(458)	$458
EUR/USD	$1,299	$(1,299)	$757	$(757)
GBP/USD	$(674)	$674	$(461)	$461
JPY/USD	$307	$(307)	$306	$(306)
To reduce the impact of foreign exchange risks associated with forecasted future cash flows related to payroll expenses and other personnel related costs denominated in NIS and their volatility, we have established a hedging program and use derivative financial instruments, specifically foreign currency forward contracts, call and put options, to manage exposure to foreign currency risks. These derivative instruments are designated as cash flow hedges
Interest Rate Risk
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
As of March 31, 2025, we had approximately $126.5 million of outstanding borrowings under our 2025 Revolving Credit Facility with a variable interest rate. See Liquidity and Capital Resources for information regarding our incremental revolving credit facility amendment.
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
As of March 31, 2025 and December 31, 2024, no single customer accounted for 10% or more of accounts receivable or total revenue for those respective periods, except as disclosed in Note 12 of Notes to the Unaudited Consolidated Interim Financial Statements..
As of March 31, 2025, we maintained cash balances primarily in banks in the United States, the United Kingdom and Israel. In the United States and United Kingdom, the Company deposits are maintained with commercial banks, which are insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”) and Financial Services Compensation Scheme (“FSCS”), which is authorized by the Bank of England (acting in its capacity as the Prudential Regulation Authority), respectively. In Israel, commercial banks do not have government-sponsored deposit insurance. Historically we have not experienced losses related to these balances and believe our credit risk in this area is reasonable. As of March 31, 2025, we maintained cash balances with U.S. and United Kingdom banks that significantly exceed FDIC and FSCS insurance limits and expect we will continue to do so. We regularly monitor bank financial strength and other factors in determining where to maintain cash deposits but may not be able to fully mitigate the risk of possible bank failures.
As of March 31, 2025 the Company did not hold short-term investments.
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

ITEM 4:CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

PART II : OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our consolidated business prospects, financial condition, liquidity, results of operation, cash flows or capital levels
ITEM 1A. RISK FACTORS
Investing in our Ordinary shares involves a high degree of risk. We describe risks associated with our business in Part I, Item 1A: “Risk Factors” of our 2024 Form 10-K. Each of the risks described in those Risk Factors may be relevant to decisions regarding an investment in or ownership of our Ordinary shares. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our Ordinary shares to decline. You should carefully consider such risks and the other information contained in this report, including our condensed consolidated interim financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our Ordinary shares.
There are no additional material changes to the Risk Factors in our 2024 Form 10-K of which we are currently aware; but our Risk Factors cannot anticipate and fully address all possible risks of investing in our Ordinary shares, the risks of investing in our Ordinary shares may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.

ITEM 2 :Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents Ordinary shares and Non-voting Ordinary shares repurchased pursuant to our Ordinary share buyback program for the three months ended March 31, 2025.

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (3)
January 1 - January 31, 2025	803,355	$3.66	803,355	$42,619
February 1 - February 28, 2025	908,261	$3.52	908,261	$39,418
March 1 - March 31, 2025	14,530,543	$2.96	14,530,543	$196,357
(1)Excludes broker and transaction fees.
(2)Includes 4,156,062 Non-voting Ordinary shares for the March period.
(3)Our board of directors authorized a share buyback program of our outstanding Ordinary shares, which commenced in June 2023 and does not have an expiration date (the “Buyback Program”). In 2023, our board of directors authorized up to $80.0 million of buybacks under the Buyback Program. In February 2024, our board of directors authorized up to $100.0 million for use under the Buyback Program, including any remaining authority from the 2023 board of directors authorization. In February 2025, our board of directors authorized up to an additional $200.0 million for use under the Buyback Program The Buyback Program permits us to purchase our Ordinary shares from time to time in the open market, including through trading plans intended to comply with Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. The timing and amount of any share buybacks will be subject to market conditions and other factors determined by the Company. The Company may suspend, modify or discontinue the program at any time in its sole discretion without prior notice.

ITEM 3: Defaults upon Senior Securities
None.

ITEM 4: Mine Safety Disclosures
Not applicable.

ITEM 5: Other Information
On March 17, 2025, the trustee on behalf of a family trust established by Eldad Maniv (“Trustee”), President and Chief Operating Officer, adopted a 10b5-1 trading plan providing for the potential sale of up to 2,000,000 Ordinary shares of the Company. The duration of the plan is until the earlier of December 15, 2025 or the completion of all transactions subject to the plan. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). On March 3, 2025, the Trustee terminated the Rule 10b5-1 trading plan entered into November 26, 2024 for the potential sale of up to 2,000,000 Ordinary shares of the Company. The plan was intended to satisfy the affirmative defense of Rule 10b5-1(c).

Exhibit No.	Exhibit Description
10.1†	Credit Agreement, dated as of March 18, 2025, entered into by and among Taboola.com Ltd., Taboola, Inc., as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

† Certain schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on this 7th day of May 2025.

By: /s/ Stephen C. Walker
Name: Stephen C. Walker
Title: Chief Financial Officer