Form 10-Q
period 2025-06-30
Taboola.com Ltd.
filed 2025-08-06
CIK 1840502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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

As of July 30, 2025 the Registrant had a total of 296,718,891 outstanding shares, which includes 264,705,115 Ordinary shares and 32,013,776 Non-voting Ordinary shares.

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
2

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED INTERIM BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	June 30,	December 31,
	2025	2024
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$115,241	$226,583
Short-term investments	—	3,780
Restricted deposits	200	200
Trade receivables (net of allowance for credit losses of $12,997 and $11,815 as of June 30, 2025 and December 31, 2024, respectively) (1)	295,778	370,110
Prepaid expenses and other current assets	61,758	55,328
Total current assets	472,977	656,001
NON-CURRENT ASSETS
Long-term prepaid expenses	24,500	25,193
Commercial agreement asset	278,501	286,619
Restricted deposits	1,462	1,462
Operating lease right of use assets	78,430	58,997
Property and equipment, net	79,207	69,388
Intangible assets, net	37,573	65,067
Goodwill	555,931	555,931
Total non-current assets	1,055,604	1,062,657
Total assets	$1,528,581	$1,718,658

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Trade payables (2)	$290,883	$309,229
Short-term operating lease liabilities	27,748	21,881
Accrued expenses and other current liabilities	121,360	154,472
Total current liabilities	439,991	485,582
LONG-TERM LIABILITIES
Long-term loan and revolving credit facility (3)	88,000	116,452
Long-term operating lease liabilities	59,702	42,561
Warrants liability	2,545	3,368
Deferred tax liabilities, net	688	5,497
Other long-term liabilities	12,622	13,292
Total long-term liabilities	163,557	181,170
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY
Ordinary shares with no par value- Authorized: 700,000,000 as of June 30, 2025 and December 31, 2024; 333,646,088 and 325,674,930 shares issued, and 264,392,831 and 293,134,865 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Non-voting Ordinary shares with no par value - Authorized: 46,000,000 as of June 30, 2025 and December 31, 2024; 45,198,702 shares issued, and 32,692,444 and 44,210,406 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Treasury Ordinary shares, at cost - 81,759,515 (69,253,257 Ordinary shares and 12,506,258 Non-voting Ordinary shares) and 33,528,361 (32,540,065 Ordinary shares and 988,296 Non-voting Ordinary shares) as of June 30, 2025 and December 31, 2024, respectively	(280,290)	(130,117)
Additional paid-in capital	1,369,870	1,335,825
Accumulated other comprehensive income	2,768	418
Accumulated deficit	(167,315)	(154,220)
Total shareholders' equity	925,033	1,051,906
Total liabilities and shareholders' equity	$1,528,581	$1,718,658

(1) Includes related party trade receivables of $34,552 and $76,677, as of June 30, 2025 and December 31, 2024, respectively.
(2) Includes related party trade payables of $60,916 and $68,556, as of June 30, 2025 and December 31, 2024, respectively.
(3) The balance as of June 30, 2025, reflects $88,000 outstanding under the revolving credit facility. The December 31, 2024, balance reflects $116,452 under the long-term loan. See Note 8 of Notes to the Unaudited Consolidated Interim Financial Statements.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED INTERIM STATEMENTS OF LOSS
U.S. dollars in thousands, except share and per share data

	Three months ended June 30,		Six months ended June 30, 2025
	2025	2024	2025	2024
	Unaudited
Revenues (1)	$465,474	$428,160	$892,967	$842,168

Cost of revenues:
Traffic acquisition cost (2)	297,423	278,620	577,220	553,740
Other cost of revenues	32,440	34,762	60,829	64,697
Total cost of revenues	329,863	313,382	638,049	618,437

Gross profit	135,611	114,778	254,918	223,731

Operating expenses:
Research and development	37,482	33,288	73,438	69,537
Sales and marketing	71,248	64,837	137,138	132,445
General and administrative	26,837	24,284	50,560	47,613
Total operating expenses	135,567	122,409	261,136	249,595

Operating profit (loss)	44	(7,631)	(6,218)	(25,864)
Finance income (expenses), net (3)	(2,491)	1,004	(6,991)	(2,634)

Loss before income taxes	(2,447)	(6,627)	(13,209)	(28,498)
Income tax benefit (expenses)	(1,898)	2,336	114	(1,951)
Net loss	$(4,345)	$(4,291)	$(13,095)	$(30,449)

Net loss per share attributable to Ordinary and Non-voting Ordinary shareholders, basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.09)
Weighted-average shares used in computing net loss per share attributable to Ordinary and Non-voting Ordinary shareholders, basic and diluted	313,572,282	342,566,112	327,578,134	344,003,462

(1) Includes revenues from related party of $46,455 and $60,302, for the three months ended June 30, 2025 and 2024, respectively, and $94,780 and $112,426 for the six months ended June 30, 2025 and 2024, respectively.
(2) Includes traffic acquisition cost to related party of $84,154 and $78,433 for the three months ended June 30, 2025 and 2024, respectively, and $159,556 and $152,044 for the six months ended June 30, 2025 and 2024, respectively.
(3) Includes loss on extinguishment of debt of $6,597 for the six months ended June 30, 2025.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED INTERIM STATEMENTS OF LOSS
U.S. dollars in thousands, except share and per share data

CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	Unaudited
Net loss	$(4,345)	$(4,291)	$(13,095)	$(30,449)
Other comprehensive loss:
Unrealized and realized gains on available-for-sale marketable securities, net	—	7	—	6
Unrealized gains (losses) on derivative instruments, net	3,541	(211)	2,350	(987)
Other comprehensive income (loss)	3,541	(204)	2,350	(981)
Comprehensive loss	$(804)	$(4,495)	$(10,745)	$(31,430)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
U.S. dollars in thousands, except share and per share data

	Non-voting Ordinary shares		Ordinary shares
	Number	Amount	Number	Amount	Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance as of April 1, 2025 (unaudited)	40,054,344	$—	284,444,554	$—	$(179,624)	$1,351,576	$(162,970)	$(773)	$1,008,209
Share-based compensation expenses	—	—	—	—	—	17,020	—	—	17,020
Repurchase of ordinary shares and non-voting ordinary shares	(7,361,900)	—	(24,627,095)	—	(100,666)	—	—	—	(100,666)
Exercise of options and vested RSUs	—	—	4,575,372	—	—	2,409	—	—	2,409
Payments of tax withholding for share-based compensation	—	—	—	—	—	(1,135)	—	—	(1,135)
Other comprehensive income	—	—	—	—	—	—	—	3,541	3,541
Net loss	—	—	—	—	—	—	(4,345)	—	(4,345)
Balance as of June 30, 2025 (unaudited)	32,692,444	$—	264,392,831	$—	$(280,290)	$1,369,870	$(167,315)	$2,768	$925,033

	Non-voting Ordinary shares		Ordinary shares
	Number	Amount	Number	Amount	Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance as of April 1, 2024 (unaudited)	45,198,702	$—	293,413,305	$—	$(83,271)	$1,280,715	$(176,618)	$165	$1,020,991
Share-based compensation expenses	—	—	—	—	—	19,005	—	—	19,005
Repurchase of ordinary shares and non-voting ordinary shares	(988,296)	—	(5,323,413)	—	(26,707)	—	—	—	(26,707)
Exercise of options and vested RSUs	—	—	3,625,317	—	—	2,417	—	—	2,417
Payments of tax withholding for share-based compensation	—	—	—	—	—	(978)	—	—	(978)
Other comprehensive loss	—	—	—	—	—	—	—	(204)	(204)
Net loss	—	—	—	—	—	—	(4,291)	—	(4,291)
Balance as of June 30, 2024 (unaudited)	44,210,406	$—	291,715,209	$—	$(109,978)	$1,301,159	$(180,909)	$(39)	$1,010,233
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
U.S. dollars in thousands, except share and per share data

	Non-voting Ordinary shares		Ordinary shares
	Number	Amount	Number	Amount	Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
Balance as of January 1, 2025	44,210,406	$—	293,134,865	$—	$(130,117)	$1,335,825	$(154,220)	$418	$1,051,906
Share-based compensation expenses	—	—	—	—	—	32,816	—	—	32,816
Repurchase of ordinary shares and non-voting ordinary shares	(11,517,962)	—	(36,713,192)	—	(150,173)	—	—	—	(150,173)
Exercise of options and vested RSUs	—	—	7,971,158	—	—	3,206	—	—	3,206
Payments of tax withholding for share-based compensation	—	—	—	—	—	(1,977)	—	—	(1,977)
Other comprehensive income	—	—	—	—	—	—	—	2,350	2,350
Net loss	—	—	—	—	—	—	(13,095)	—	(13,095)
Balance as of June 30, 2025 (unaudited)	32,692,444	$—	264,392,831	$—	$(280,290)	$1,369,870	$(167,315)	$2,768	$925,033

	Non-voting Ordinary shares		Ordinary shares
	Number	Amount	Number	Amount	Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance as of January 1, 2024	45,198,702	$—	295,670,620	$—	$(55,513)	$1,262,093	$(150,460)	$942	$1,057,062
Share-based compensation expenses	—	—	—	—	—	36,012	—	—	36,012
Repurchase of ordinary shares and non-voting ordinary shares	(988,296)	—	(11,546,584)	—	(54,465)	—	—	—	(54,465)
Exercise of options and vested RSUs	—	—	7,009,773	—	—	4,741	—	—	4,741
Connexity issuance of Holdback	—	—	581,400	—	—	—	—	—	—
Payments of tax withholding for share-based compensation	—	—	—	—	—	(1,687)	—	—	(1,687)
Other comprehensive loss	—	—	—	—	—	—	—	(981)	(981)
Net loss	—	—	—	—	—	—	(30,449)	—	(30,449)
Balance as of June 30, 2024 (unaudited)	44,210,406	$—	291,715,209	$—	$(109,978)	$1,301,159	$(180,909)	$(39)	$1,010,233

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Content	TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Six months ended June 30,
	2025	2024
	Unaudited
Cash flows from operating activities
Net loss	$(13,095)	$(30,449)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation, amortization and write-off	44,387	51,183
Share-based compensation expenses	32,089	34,706
Net loss (gain) from financing expenses	(4,675)	778
Revaluation of the Warrants liability	(823)	(3,887)
Amortization of loan and credit facility issuance costs	597	729
Amortization of premium and accretion of discount on short-term investments, net	—	83
Loss on extinguishment of debt	6,597	—
Commercial agreement asset amortization	8,119	—
Change in operating assets and liabilities:
Decrease in trade receivables, net (1)	74,332	24,633
Decrease in prepaid expenses and other current assets and long-term prepaid expenses	2,717	14,990
Decrease in trade payables (2)	(19,721)	(11,897)
Increase (decrease) in accrued expenses and other current liabilities and other long-term liabilities	(33,782)	1,578
Decrease in deferred taxes, net	(4,809)	(7,901)
Change in operating lease right of use assets	12,654	9,284
Change in operating lease liabilities	(9,079)	(11,206)
Net cash provided by operating activities	95,508	72,624

Cash flows from investing activities
Purchase of property and equipment, including capitalized internal-use software	(25,277)	(18,222)
Business acquisition deferred payment	—	(719)
Proceeds from maturities of short-term investments	3,780	5,765
Net cash used in investing activities	(21,497)	(13,176)

Cash flows from financing activities
Issuance costs	(938)	(695)
Exercise of options and vested RSUs	3,206	4,741
Payment of tax withholding for share-based compensation expenses	(1,977)	(1,687)
Repurchase of ordinary shares and non-voting ordinary shares	(150,008)	(54,465)
Payments on account of repurchase of ordinary shares	(3,060)	(474)
Repayment of Long term loan	(122,736)	—
Proceeds from revolving credit line, net of issuance costs	123,985	—
Additional proceeds from revolving credit line	76,000	—
Repayment of revolving credit line	(114,500)	—
Net cash used in financing activities	(190,028)	(52,580)

Exchange rate differences on balances of cash and cash equivalents	4,675	(778)
Increase (decrease) in cash and cash equivalents	(111,342)	6,090
Cash and cash equivalents - at the beginning of the period	226,583	176,108
Cash and cash equivalents - at end of the period	$115,241	$182,198

(1) Includes a decrease (increase) in related party trade receivables of $42,125 and $(30,935), for the six months ended June 30, 2025 and 2024, respectively.
(2) Includes a (decrease) increase in related party trade payables of $(7,640) and $20,537, for the six months ended June 30, 2025 and 2024, respectively.

	Six months ended June 30,
	2025	2024
	Unaudited
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$14,207	$9,600
Interest	$3,955	$7,294
Non-cash investing and financing activities:
Purchase of property and equipment, including capitalized internal-use software	$1,898	$292
Share-based compensation included in capitalized internal-use software	$727	$1,306
Creation of operating lease right-of-use assets and operating lease liability	$32,087	$3,676
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
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
During the year ended December 31, 2024, the Company concluded it had obtained exclusivity to the extent contemplated by the Commercial agreement, and therefore began to record amortization expenses of the Commercial agreement asset. For the three and six months ended June 30, 2025, the Company recorded amortization expense related to the Commercial agreement asset in the amounts of $4,082 and $8,119, respectively. For the three and six months ended June 30, 2024, the Company did not record amortization expenses of the Commercial agreement asset.

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
In the opinion of the Company’s management, the unaudited consolidated interim financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s unaudited interim consolidated financial statements. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025, or any other future interim or annual period.

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
The Company’s management regularly evaluates its estimates, primarily those related to: (1) revenue recognition criteria, including the determination of revenue reporting as gross versus net in the Company’s revenue arrangements, (2) allowances for credit losses, (3) operating lease assets and liabilities, including the incremental borrowing rate and terms and provisions of each lease (4) the useful lives of its Commercial agreement asset, property and equipment and capitalized software development costs, (5) income taxes, (6) assumptions used in the option pricing models to determine the fair value of share-based compensation (7) the fair value of financial assets and liabilities, including the fair value of Private Warrants and derivative instruments (8) Impairment of intangible assets and Goodwill annual impairment test.
These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances; the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

In January 2025, the Company completed an assessment of the useful lives of its servers and adjusted the estimated useful life, from three to six years, effective on January 1, 2025. Based on the carrying value of assets in service as of December 31, 2024, the change resulted in a reduction of depreciation expense of $2,793 and $5,586 for the three and six months ended June 30, 2025 respectively, recorded primarily in cost of revenues.
During the three and six months ended June 30, 2025, and 2024, the Company recognized a write-off related to capitalized internal-use software in the amount of $2,800 and $1,105, respectively.

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
As of June 30, 2025 and December 31, 2024, no single customer accounted for 10% or more of accounts receivable or total revenues for those respective periods then ended, except as disclosed in Note 12.

Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2024, as filed with the SEC on February 26, 2025 . There have been no significant changes to these policies during the six months ended June 30, 2025.

Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topics 740): Improvements to Income Tax Disclosures”, which expands the disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid. This ASU is effective for the annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-09.
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

NOTE 3:- CASH AND CASH EQUIVALENTS
The following table presents for each reported period, the breakdown of cash and cash equivalents:

	June 30,	December 31,
	2025	2024
	Unaudited
Cash	$114,866	$154,962
Money market accounts and funds	—	70,692
Time deposits	375	929
Total Cash and cash equivalents	$115,241	$226,583

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 4:-    FAIR VALUE MEASUREMENTS
The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. The Company did not have any transfers between fair value measurements levels during the six months ended June 30, 2025.
The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2025 and December 31, 2024, by level within the fair value hierarchy

	Fair Value Hierarchy	Fair value measurements as of
Description		June 30, 2025	December 31, 2024
		Unaudited
Assets:
Cash equivalents:
Money market accounts and funds	Level 1	$—	$70,692
Short-term investments:
Short-term deposits	Level 2	$—	$3,780
Derivative instruments asset:
Derivative instruments designated as cash flow hedging instruments	Level 2	$2,788	$468

Liabilities:
Warrants liability:
Public Warrants	Level 1	$(2,530)	$(3,303)
Private Warrants	Level 3	$(15)	$(65)
Derivative instruments liability:
Derivative instruments designated as cash flow hedging instruments	Level 2	$(20)	$(50)
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
The key inputs into the Black-Scholes model for the Private Warrants were as follows:

Input	June 30,			December 31,
	2025			2024
	Unaudited
Risk-free interest rate	3.96%	—	4.41%	4.11%	—	4.12%
Expected term (years)	0.25	—	1.00	0.75	—	1.49
Expected volatility	42.5%	—	80.3%	39.7%	—	76.5%
Exercise price	$11.50			$11.50
Underlying stock price	$3.66			$3.65
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
•The expected volatility is based on the Company’s share price volatility.
The following table presents the changes in the fair value of Warrants liability:

	Private	Public	Total
Input	Warrants	Warrants	Warrants

Fair value as of December 31, 2024	$65	$3,303	$3,368
Change from private to public holdings	(1)	1	—
Change in fair value	(49)	(774)	(823)
Fair value as of June 30, 2025 (unaudited)	$15	$2,530	$2,545

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 5:- SHORT-TERM INVESTMENTS
The Company’s short-term investments, which were $3,780 as of December 31, 2024, are composed of short-term bank deposits. As of June 30, 2025, the Company did not hold any short-term bank deposits.

NOTE 6:-    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company enters into foreign currency forward contracts and options strategies (put and call options) with financial institutions to protect itself against the foreign exchange risks, mainly exposure to changes in the exchange rate of the New Israeli Shekel (“NIS”) against the U.S dollar that are associated with forecasted future cash flows for up to twelve months. The Company’s risk management strategy includes the use of derivative financial instruments to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates; these derivative instruments are designated as cash flow hedges. The Company does not enter into derivative transactions for trading or speculative purposes.
As of June 30, 2025 and December 31, 2024, the notional amounts of the Company’s derivative instruments designated as cash flow hedging instruments outstanding in U.S. dollars amounted to $37,841 and $49,502 respectively.
Gross notional amounts do not quantify risk or represent assets or liabilities of the Company but are used in the calculation of settlements under the contracts.
The Company records all cash flow hedging instruments on the consolidated balance sheets at fair value. The fair values of outstanding derivative instruments designated as cash flow hedging instruments were as follows:

	June 30,	December 31,
	2025	2024
	Unaudited
Prepaid expenses and other current assets	$2,788	$468
Accrued expenses and other current liabilities	$(20)	$(50)
The gains (losses) related to cash flow hedging instruments, recorded in the consolidated interim statements of loss, for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	Unaudited
Cost of revenues	$66	$—	$82	$15
Research and development	577	—	725	174
Sales and marketing	150	—	188	43
General and administrative	108	—	135	35
Total gains recognized in the consolidated statements of loss, net	$901	$—	$1,130	$267

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
The changes in unrealized gains (losses) on the Company’s derivative instruments recorded in accumulated other comprehensive income (loss) were as follows:

	Six months ended June 30,

	2025	2024
	Unaudited
Unrealized gains on derivative instruments at the beginning of the period	$418	$948
Changes in fair value of derivative instruments	3,480	(720)
Reclassification of gains recognized in the consolidated interim statements of loss from accumulated other comprehensive income (loss)	(1,130)	(267)
Unrealized gains (losses) on derivative instruments at the end of the period (unaudited)	$2,768	$(39)
All net deferred gains in accumulated other comprehensive income as of June 30, 2025, are expected to be recognized over the next twelve months as operating expenses in the same financial statement line item in the consolidated interim statements of loss to which the derivative relates.

NOTE 7:- GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
There was no impairment or additions to goodwill during the three and six months ended June 30, 2025.
Intangible Assets, Net
Definite-lived intangible assets, net consist of the following:

	Gross Fair	Accumulated	Net Book
June 30, 2025	Value	Amortization	Value
Merchant/Network affiliate relationships	$146,547	$(124,833)	$21,714
Technology	74,193	(60,803)	13,390
Publisher relationships	42,934	(41,144)	1,790
Tradenames	24,097	(24,097)	—
Customer relationship	13,473	(12,794)	679
Total (unaudited)	$301,244	$(263,671)	$37,573

	Gross Fair	Accumulated	Net Book
December 31, 2024	Value	Amortization	Value
Merchant/Network affiliate relationships	$146,547	$(108,558)	$37,989
Technology	74,193	(55,039)	19,154
Publisher relationships	42,934	(35,778)	7,156
Tradenames	24,097	(24,097)	—
Customer relationship	13,473	(12,705)	768
Total	$301,244	$(236,177)	$65,067

Amortization expenses for intangible assets were $13,747 and $15,758, for the three months ended June 30, 2025 and 2024, respectively, and $27,494 and $31,693, for the six months ended June 30, 2025 and 2024, respectively.
The estimated future amortization expense of definite-lived intangible assets as of June 30, 2025 is as follows (unaudited):

Year Ending December 31,
2025 (Remainder)	$23,914
2026	13,290
2027	135
2028	234
Total	$37,573

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
The total interest expenses, including issuance costs amortization, recognized in connection with the 2021 Credit Agreement were $0 and $3,967, for the three months ended June 30, 2025 and 2024, respectively, and $2,468 and $7,908, for the six months ended June 30, 2025 and 2024, respectively.
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
The 2025 Revolving Credit Agreement also contains customary representations, covenants and events of default as well as a financial covenant, which limits Taboola’s allowable net leverage ratio. Failure to meet the covenants beyond applicable grace periods could result in acceleration of the Revolving Loans and/or termination of the Revolving Facility. As of June 30, 2025, the Company was in compliance with the 2025 Revolving Credit Agreement covenants.
On the Closing Date, the Company borrowed $126,500 under the Revolving Facility, including $123,047 to pay in full the remaining outstanding principal and accrued interest under the 2021 Credit Agreement and $3,453 to pay debt issuance costs. Revolving Facility issuance costs are capitalized and amortized over the Revolving Facility term. Accordingly, the 2021 Credit Agreement and 2022 Revolving Credit Agreement were extinguished on the Closing Date.
In connection with the establishment of the Revolving Credit Facility and the repayment in full of the loan under the 2021 Credit Agreement, previously capitalized debt issuance costs totaling $6,597, consisting of $6,004 and $593, related to the 2021
Credit Agreement and the 2022 Revolving Credit Agreement, respectively, were recognized as loss on extinguishment of debt at the Closing Date.
Subsequent to the balance sheet date, in July 2025, the Company withdrew additional proceeds from revolving credit line in the amount of $60,000 and repaid $64,000 in principal amount of outstanding debt under the Revolving Facility.

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
Share Buyback Program
The Company’s board of directors authorized a share buyback program of the Company’s outstanding Ordinary and non-voting Ordinary shares, which commenced in June 2023 and does not have an expiration date (the “Buyback Program”). In 2023, the Company’s board of directors authorized up to $80,000 of buybacks under the Buyback Program. In February 2024, the Company’s board of directors authorized up to $100,000 for use under the Buyback Program, including any remaining authority from the 2023 board of directors authorization. In February 2025, the Company’s board of directors authorized up to an additional $200,000 for use under the Buyback Program. In July 2025, the Company’s board of directors authorized up to an additional $200,000 for use under the Buyback Program. As permitted by the Buyback Program, share repurchases may be made from time to time, in privately negotiated transactions or in the open market, including through trading plans, at the discretion of the Company’s management and as permitted by securities laws and other legal requirements. The Buyback Program does not obligate the Company to repurchase any specific number of shares and the number of shares repurchased may depend upon market and economic conditions and other factors. The Buyback Program may be discontinued, modified or suspended at any time.
During the six months ended June 30, 2025, the Company repurchased 48,231,154 of its shares, consisting of 36,713,192 Ordinary shares, and 11,517,962 Non-voting Ordinary shares (see Note 12) at an average price of $3.09 per share (excluding broker and transaction fees of $917). As of June 30, 2025, the Company had remaining authorization under the Buyback Program to repurchase Ordinary shares up to an aggregate amount of $96,307.
Share Incentive Plans
a.In addition to the Buyback Program detailed above, the Company utilizes a net issuance mechanism to satisfy tax withholding obligations related to equity-based compensation on behalf of its directors, officers and other employees (the “Net Issuances”). In March 2025, the Company satisfied the required conditions, as set forth in the Israeli Companies Law and the Companies Regulations, to conduct future repurchases of its Ordinary and Non-voting Ordinary shares under the Buyback Program and Net Issuances in an aggregate amount up to $200,000. The Company’s board of directors have the authority to determine the amount to be utilized for Net Issuances and Ordinary and Non-voting Ordinary share repurchases.
For the six months ended June 30, 2025 and 2024, the Company utilized the net issuance mechanism in connection with equity-based compensation for certain Office Holders, which resulted in a tax withholding payment by the Company of $1,977 and $1,687, respectively, which were recorded as a reduction of additional paid-in capital.
b. The following is a summary of share option activity and related information for the six months ended June 30, 2025 (including employees, directors, officers and consultants of the Company):

	Outstanding Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2025	25,157,131	$3.50	4.74	$36,594
Exercised	(1,245,820)	2.57	—	994
Forfeited	(549,298)	5.08	—	—
Balance as of June 30, 2025 (unaudited)	23,362,013	$3.51	4.36	$35,106
Exercisable as of June 30, 2025 (unaudited)	22,278,129	$3.38	4.28 years	$34,116
During the six months ended June 30, 2025, the Company did not grant options.
The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period.
As of June 30, 2025, unrecognized share-based compensation cost related to unvested share options was $2,142, which is expected to be recognized over a weighted-average period of 0.46 years.
c. The following is a summary of the RSU activity and related information for the six months ended June 30, 2025:

	Outstanding Restricted Shares Units	Weighted Average Grant Date Fair Value

Balance as of January 1, 2025	25,440,611	$4.78
Granted	16,644,700	3.28
Vested (*)	(6,725,338)	4.83
Forfeited	(2,157,894)	4.44
Balance as of June 30, 2025 (unaudited)	33,202,079	$4.04
(*) A portion of the shares that vested were netted out to satisfy the tax obligations of the recipients. During the six months ended June 30, 2025, a total of 554,174 RSUs were canceled to satisfy tax obligations, resulting in net issuance of 517,787 Ordinary shares.
The total release date fair value of RSUs was $23,286, during the six months ended June 30, 2025.
As of June 30, 2025, unrecognized share-based compensation cost related to unvested RSUs was $121,667, which is expected to be recognized over a weighted-average period of 2.77 years.
The total share-based compensation expense related to all of the Company’s share-based awards recognized for the three and six months ended June 30, 2025 and 2024, was comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	Unaudited
Cost of revenues	$956	$1,096	$1,823	$2,107
Research and development	6,735	6,852	13,128	13,230
Sales and marketing	4,602	4,532	8,823	8,855
General and administrative	4,279	5,825	8,315	10,514
Total share-based compensation expense	$16,572	$18,305	$32,089	$34,706

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 10:- INCOME TAXES
The Company calculated its income tax benefit (expenses) for the three and six months ended June 30, 2025, by applying the accounting principal of determining the annual effective tax rate (pre-tax income or loss excluding unusual discrete items). The Company updates its calculations each quarter and makes a year-to-date adjustment if necessary. The Company’s quarterly effective tax rates were (77.5)% and 35.2%, for the three months ended June 30, 2025 and 2024, respectively, and 1.0% and (6.8)%, for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate results primarily from the geographic distribution of the Company’s worldwide earnings or losses, applicable tax regulations, changes in valuation allowance, tax benefits associated with acquired intangible assets, which are mainly in the US, and other nondeductible expenses.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. The Company is currently assessing the legislation and its effect on its interim consolidated financial statements and expects to begin reflecting in the three and nine months ended September 30, 2025.

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
Non-cancelable Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase primarily software and IT related-based services. As of June 30, 2025, the Company had outstanding non-cancelable purchase obligations in the amount of $36,837.
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
The Company and its affiliates are parties to several agreements in the ordinary course of business with Yahoo and its affiliates. Revenues from the related party are derived from Yahoo’s advertiser spend on the Company’s network, for which Yahoo is the billing entity. Traffic acquisition cost to the related party is compensation for placing Taboola’s platform on Yahoo`s digital property. In connection with these agreements, the Company recorded revenue from Yahoo in the amount of $46,455 and $60,302 which represented 10.0% and 14.1% of the Company’s total revenue, for the three months ended June 30, 2025 and 2024, respectively, and in the amount of $94,780 and $112,426 which represent 10.6% and 13.3% of the Company’s total revenue, for the six months ended June 30, 2025 and 2024, respectively. In addition, the Company recorded traffic acquisition costs related to Yahoo in the amount of $84,154 and $78,433, for the three months ended June 30, 2025 and 2024, respectively, and in the amount of $159,556 and $152,044, for the six months ended June 30, 2025 and 2024, respectively.
Certain traffic acquisition costs for the three and six months ended June 30, 2025, noted herein, are unaffiliated with the Yahoo revenues recognized during the three and six months ended June 30, 2025.
As of June 30, 2025 and December 31, 2024, in regards to Yahoo, the Company’s balances of trade receivables were $34,552 and $76,677, which represented approximately 11.7% and 20.7% of the Company’s trade receivables respectively, and its balance of trade payables were $60,916 and $68,556, respectively associated with the revenues presented on both a gross and net basis.
The Company and Yahoo, pursuant to the Omnibus Agreement entered into on November 28, 2022, each agreed to pay certain expenses in connection with the transaction and each party agreed to reimburse the other for some or all of these expenses. Under these arrangements, the Company recognized expenses, net of $— and $502, for the three months ended June 30, 2025 and 2024, respectively, and of $361 and $1,025, for the six months ended June 30, 2025 and 2024, respectively.
On February 24, 2025, the Company and Yahoo entered into a Share Repurchase Agreement (“Repurchase Agreement”). In accordance with the Repurchase Agreement, the Company may conduct weekly repurchases of Yahoo's Non-voting Ordinary shares at a purchase price determined by a market based pricing formula as specified in the Repurchase Agreement. The maximum amount of Non-voting Ordinary shares that may be repurchased each week will be 25% of the applicable allowable limit under Rule 10b-18 of the Securities Exchange Act of 1934 (“Rule 10b-18”). The Repurchase Agreement terminates upon the earliest of: (i) the Company obtaining regulatory approval permitting Yahoo’s equity ownership in the Company to exceed 25%; (ii) the Company determining, as specified in the Repurchase Agreement, that no such approval is required; or (ii) December 31, 2025. On March 14, 2025 the Company and Yahoo amended the Repurchase Agreement to modify the number shares the Company may repurchase each week from 25% to up to 1/3rd of the weekly applicable allowable limit under Rule 10b-18. The prior agreement limited the amount of shares the Company could repurchase in the open market. The amendment enables the Company to repurchase up to the maximum allowable Rule 10b-18 limit while keeping Yahoo’s ownership of Taboola’s outstanding shares from reaching 25% or more. Under the Repurchase Agreement, through July 31, 2025, the Company purchased 12,196,630 Non-voting Ordinary shares for an aggregate purchase price of approximately $37,687, of which 11,517,962 were purchased for an aggregate purchase price of approximately $35,238 through June 30, 2025.
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
a. The following table represents total revenue by geographic area based on the Advertisers’ billing address:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	Unaudited
Israel	$25,556	$26,857	$48,838	$58,322
United States	220,462	204,871	421,953	398,232
Germany	39,425	36,732	77,506	72,429
Unites Kingdom	19,586	16,290	39,674	36,364
Rest of the World	160,445	143,410	304,996	276,821
Total	$465,474	$428,160	$892,967	$842,168
b. The following table represents the Company’s long-lived assets(1), net by geographic area:

	June 30,	December 31,
	2025	2024
	Unaudited
Israel	$85,758	$67,867
United States	50,250	39,390
United Kingdom	4,112	5,024
Rest of the world	17,517	16,103
Total	$157,637	$128,385
(1) Long-lived assets are comprised of property and equipment, net and operating lease right-of-use assets.

c. The following table represents the Company’s definite long-lived intangible assets and goodwill, classified by the location of the controlling statutory company:

	June 30,	December 31,
	2025	2024
	Unaudited
Israel	$21,593	$21,692
United States	567,494	594,799
Rest of the world	4,417	4,507
Total	$593,504	$620,998

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 14:- NET LOSS PER SHARE ATTRIBUTABLE TO ORDINARY AND NON-VOTING ORDINARY SHAREHOLDERS

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
		Non-voting		Non-voting		Non-voting		Non-voting
	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary
	shares	shares	shares	shares	shares	shares	shares	shares
	Unaudited
Numerator:
Net loss attributable to Ordinary shareholders, basic and diluted	$(3,851)	$(494)	$(3,729)	$(562)	$(11,512)	$(1,583)	$(26,461)	$(3,988)

Denominator:
Weighted-average shares used in computing net loss per share attributable to Ordinary shareholders, basic and diluted	277,929,745	35,642,537	297,660,641	44,905,471	287,985,819	39,592,315	298,953,005	45,050,457

Net loss per share attributable to Ordinary and Non-voting Ordinary shareholders, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.04)	$(0.04)	$(0.09)	$(0.09)

The potential number of Ordinary shares that were excluded from the computation of diluted net loss per share attributable to Ordinary shareholders for the periods presented because including them would have been anti-dilutive is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	Unaudited
Warrants	12,349,990	12,349,990	12,349,990	12,349,990
RSUs	34,827,512	31,969,150	32,046,117	29,351,972
Outstanding share options	9,639,763	20,261,177	9,908,835	20,988,867
Issuable Ordinary shares related to business combination under holdback arrangement	—	581,392	—	775,192
Total	56,817,265	65,161,709	54,304,942	63,466,021

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with Taboola’s accompanying unaudited consolidated interim financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the three months ended June 30, 2025 (the “Quarterly Report”) and audited consolidated financial statements and the related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2025. Some of the information contained in this discussion and analysis is set forth in our 2024 Form 10-K, including information with respect to Taboola’s plans and strategy for Taboola’s business, and includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A “Risk Factors” in our 2024 Form 10-K and “Note Regarding Forward-Looking Statements” in our 2024 Form 10-K and elsewhere herein, Taboola’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Throughout this section, unless otherwise noted or the context requires otherwise, “we,” “us,” “our” and the “Company” refer to Taboola and its consolidated subsidiaries, and in references to monetary amounts, “dollars” and “$” refer to U.S. Dollars, and “NIS” refers to New Israeli Shekels
Overview
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

Maintaining and Growing Our Digital Property Partners
We engage with a diverse network of digital property partners, substantially all of which have contracts with us containing either an evergreen term or an exclusive partnership with us for multi-year terms at inception for their native advertising supply. These agreements typically require that our code be integrated on the digital property web page because of the nature of providing both editorial and paid recommendations. In the portion of our business that is tied to these native advertising supply partnerships. which currently accounts for the vast majority of our business, we do not bid for ad placements, as traditionally happens in the advertising technology space, but rather see all users that visit the pages on which we appear. However, as a result of the launch of our Realize performance platform in February 2025, we expect a growing portion of our business to be tied to inventory where we bid for ad placements, primarily on sites where we have a first party data advantage. Due to our multi-year exclusive contracts and high retention rates, our supply is relatively consistent and predictable. We had approximately 11,000, 12,000 and 15,000 digital property partners in the fourth quarter of 2024, 2023 and 2022, respectively.

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
Growing Our Advertiser Client Base
We have a large network of Advertisers that wish to achieve specific performance goals, such as obtaining subscribers for email newsletters or acquiring leads for product offerings, across multiple verticals. As we look at growing our advertiser client base, we want to grow the number of advertisers that spend with us at scale. We define a Scaled Advertiser as an Advertiser that has more than $100,000 of cumulative gross spend on the network on a trailing four quarter basis. We had approximately 2,000, 1,900 and 1,700 of Scaled Advertiser clients working with us directly, or through advertising agencies, worldwide during the second quarters of 2025, 2024 and 2023, respectively. In an effort to also measure how we are growing our advertising spend with each Scaled Advertiser, we have introduced an Average Revenue per Scaled Advertiser performance measure. Average Revenue per Scaled Advertiser is calculated as the aggregate cumulative gross spend of all Scaled Advertisers for a given period divided by the number of Scaled Advertisers for that period. The Average Revenue per Scaled Advertiser was approximately $196,000, $192,000 and $161,000 during the second quarters of 2025, 2024 and 2023, respectively. A large portion of our revenue comes from Scaled Advertisers. The Revenue contribution from Scaled Advertisers represented 86%, 85% and 80% of our Revenues for the second quarters of 2025, 2024 and 2023, respectively. These performance Advertisers use our service when they obtain a sufficient return on ad spend to justify their ad spend. We grow the revenue from performance Advertisers in three ways. First, we improve the performance of our network by developing new product features, improving our algorithms and optimizing our supply. Second, we secure increased budgets from existing Advertisers by offering new ad formats and helping them achieve additional goals. Third, we grow our overall Advertiser base by bringing on new Advertisers that we have not worked with previously.

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
Business and Macroeconomic Conditions

Global economic and geopolitical conditions have been increasingly volatile due to factors such as inflation, rising interest rates, supply chain disruptions and the wars in Ukraine and the Middle East, including Israel. Further, in 2025 the global tariff landscape began to quickly change with the U.S. implementing new and/or increased tariffs on various foreign countries, either generally or with respect to certain products. These shifts in trade policies in the U.S. and other countries are rapidly evolving and difficult to predict. The ultimate impact of any announced or future tariffs will depend on various factors, including what tariffs are ultimately implemented, the timing of implementation and the amount, scope and nature of such tariffs and potential exclusions from the application of those tariffs. While we continue to monitor macroeconomic conditions closely, at this time we are unable to predict if these factors will have a material impact on our business during 2025.
Key Financial and Operating Metrics
We regularly monitor a number of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

(dollars in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	Unaudited
Revenues	$465,474	$428,160	$892,967	$842,168
Gross profit	$135,611	$114,778	$254,918	$223,731
Net loss	$(4,345)	$(4,291)	$(13,095)	$(30,449)
EPS diluted (1)	$(0.01)	$(0.01)	$(0.04)	$(0.09)
Ratio of net loss to gross profit	(3.2)%	(3.7)%	(5.1)%	(13.6)%
Cash flow provided by operating activities	$47,397	$38,791	$95,508	$72,624
Cash and cash equivalents	$115,241	$182,198	$115,241	$182,198

Non-GAAP Financial Data (2)
ex-TAC Gross Profit	$172,133	$149,540	$323,866	$288,428
Adjusted EBITDA	$45,178	$37,231	$81,113	$60,720
Non-GAAP Net Income (Loss)	$30,208	$23,010	$55,208	$26,842
Ratio of Adjusted EBITDA to ex-TAC Gross Profit	26.2%	24.9%	25.0%	21.1%
Free Cash Flow	$34,161	$26,158	$70,231	$54,402
(1)The weighted-average shares used in the computation of the diluted EPS for the three months ended June 30, 2025 and 2024, are 313,572,282 and 342,566,112, respectively, and for the six months ended June 30, 2025 and 2024, are 327,578,134 and 344,003,462, respectively. The weighted-average shares for the three months ended June 30, 2025 and 2024, included 277,929,745 and 297,660,641 Ordinary shares, and 35,642,537 and 44,905,471 Non-voting Ordinary shares, respectively, and for the six months ended June 30, 2025 and 2024, includes 287,985,819 and 298,953,005 ,Ordinary shares, and 39,592,315 and 45,050,457, Non-voting Ordinary shares, respectively.
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
The following table provides a reconciliation of revenues and gross profit to ex-TAC Gross Profit:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Revenues	$465,474	$428,160	$892,967	$842,168
Traffic acquisition cost (1)	297,423	278,620	577,220	553,740
Other cost of revenues	32,440	34,762	60,829	64,697
Gross profit	$135,611	$114,778	$254,918	$223,731
Add back: Other cost of revenues (1)	36,522	34,762	68,948	64,697
ex-TAC Gross Profit	$172,133	$149,540	$323,866	$288,428

(1)The three and six months ended June 30, 2025, included $4,082 and $8,119 amortization expense of the non-cash based Commercial agreement asset respectively. See Note 1(b) of Notes to the Unaudited Interim Consolidated Financial Statements.

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
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Net loss	$(4,345)	$(4,291)	$(13,095)	$(30,449)
Adjusted to exclude the following:
Finance expenses (income), net	2,491	(1,004)	6,991	2,634
Income tax expenses (benefit)	1,898	(2,336)	(114)	1,951
Depreciation and amortization (1)	27,659	25,862	52,366	51,183
Share-based compensation expenses	16,571	15,659	32,089	29,415
Holdback compensation expenses (2)	—	2,646	—	5,291
Other costs (3)	904	695	2,876	695
Adjusted EBITDA	$45,178	$37,231	$81,113	$60,720

(1)The three and six months ended June 30, 2025, included a write-off of internal use software in the amount of $2,800 and amortization expenses of the non-cash based Commercial agreement asset in the amount of $4,082 and $8,119, respectively. See Note 1(b) of Notes to the Unaudited Interim Consolidated Financial Statements.
(2)Represents share-based compensation due to holdback of Ordinary shares issuable under compensatory arrangements relating to Connexity acquisition.
(3)The three and six months ended June 30, 2025, includes professional and legal expenses related to a litigation matter in which the Company is the plaintiff and is not related to our ongoing business operations it the amount of $904 and $2,876, respectively.
We calculate Ratio of Adjusted EBITDA to ex-TAC Gross Profit as Adjusted EBITDA divided by ex-TAC Gross Profit.
We believe that the Ratio of Adjusted EBITDA to ex-TAC Gross Profit is useful because TAC is what we must pay digital properties to obtain the right to place advertising on their websites, and we believe focusing on ex-TAC Gross Profit better reflects the profitability of our business.
The following table provides a reconciliation of ratio of net income (loss) to gross profit and Ratio of Adjusted EBITDA to ex-TAC Gross Profit:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Gross profit	$135,611	$114,778	$254,918	$223,731
Net loss	$(4,345)	$(4,291)	$(13,095)	$(30,449)
Ratio of net loss to gross profit	(3.2)%	(3.7)%	(5.1)%	(13.6)%

ex-TAC Gross Profit	$172,133	$149,540	$323,866	$288,428
Adjusted EBITDA	$45,178	$37,231	$81,113	$60,720
Ratio of Adjusted EBITDA margin to ex-TAC Gross Profit	26.2%	24.9%	25.0%	21.1%

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
•Non-GAAP Net Income (Loss) is a performance measure and should not be used as a measure of liquidity.
The following table provides a reconciliation of net income (loss) to Non-GAAP Net Income (Loss) for the periods shown:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Net loss	$(4,345)	$(4,291)	$(13,095)	$(30,449)
Amortization of acquired intangibles (1)	17,828	15,754	35,611	31,689
Share-based compensation expenses	16,572	15,659	32,089	29,415
Holdback compensation expenses (2)	—	2,646	—	5,291
Other costs (3)	904	695	2,876	695
Revaluation of Warrants	903	(3,926)	(823)	(3,887)
Foreign currency exchange rate losses (gains) (4)	265	347	(1,259)	1,388
Income tax effects	(1,918)	(3,874)	(6,788)	(7,300)
Loss on extinguishment of debt (5)	—	—	6,597	—
Non-GAAP Net Income (Loss)	$30,209	$23,010	$55,208	$26,842

(1) The three and six months ended June 30, 2025, included a write-off of internal use software in the amount of $2,800 and amortization expenses of the non-cash based Commercial agreement asset in the amount of $4,082 and $8,119, respectively. See Note 1(b) of Notes to the Unaudited Interim Consolidated Financial Statements.
(2) Represents share-based compensation due to holdback of Ordinary shares issuable under compensatory arrangements relating to Connexity acquisition.
(3) The three and six months ended June 30, 2025, included professional and legal expenses related to a litigation matter in which the Company is the plaintiff and is not related to our ongoing business operations it the amount of $904 and $2,876, respectively.
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
•This metric does not reflect our future contractual commitments.
The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Net cash provided by operating activities	$47,397	$38,791	$95,508	$72,624
Purchases of property and equipment, including capitalized internal-use software	(13,236)	(12,633)	(25,277)	(18,222)
Free Cash Flow	$34,161	$26,158	$70,231	$54,402

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
Traffic acquisition cost
Traffic acquisition cost, or TAC, consists primarily of cost related to digital property compensation for placing our platform on their digital property and cost for advertising impressions purchased from real-time advertising exchanges and other third parties. Traffic acquisition cost also includes up-front payments, incentive payments, or bonuses paid to the digital property partners and the amortization of the non-cash based Commercial agreement asset (see Note 1(b) of Notes to the Unaudited Interim Consolidated Financial Statements) which are amortized over the shorter of respective contractual terms and the economic benefit period of the digital property arrangement. For the majority of our digital properties partners, we have two primary compensation models for digital properties. The most common model is a revenue share model. In this model, we agree to pay a percentage of our revenue generated from advertisements placed on the digital properties. The second model includes guarantees. Under this model, we pay the greater of a percentage of the revenue generated or a committed guaranteed amount per thousand page views (“Minimum guarantee model”). Actual compensation is settled on a monthly basis. Expenses under both the revenue share model as well as the Minimum guarantee model are recorded as incurred, based on actual revenues generated by us at the respective month.
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
Income tax benefit (expenses)
The statutory corporate tax rate in Israel was 23% for the six months ended June 30, 2025 and 2024, although we are entitled to certain tax benefits under Israeli law.
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
As of June 30, 2025, we have an accumulated tax loss carry-forward of approximately $23.8 million in Israel. The tax loss can be offset indefinitely. Non-Israeli subsidiaries are taxed according to the tax laws in their respective jurisdictions.
The following table provides consolidated statements of loss data for the periods indicated:

(dollars in thousands)	Three months ended June 30,
	2025	2024
	Unaudited
Revenues	$465,474	$428,160
Cost of revenues:
Traffic acquisition cost	297,423	278,620
Other cost of revenues	32,440	34,762
Total cost of revenues	329,863	313,382
Gross profit	135,611	114,778
Operating expenses:
Research and development	37,482	33,288
Sales and marketing	71,248	64,837
General and administrative	26,837	24,284
Total operating expenses	135,567	122,409
Operating profit (loss)	44	(7,631)
Finance income (expenses), net	(2,491)	1,004
Loss before income taxes	(2,447)	(6,627)
Income tax benefit (expenses)	(1,898)	2,336
Net loss	$(4,345)	$(4,291)

Comparison of the Three months ended June 30, 2025 and 2024
Revenues increased by $37.3 million, or 8.7%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, mainly as the result of an increase in the number of Scaled Advertisers which grew 8.5% versus the prior year. This was primarily driven by growth in core native advertisers. From a publisher perspective, new digital property partners contributed approximately $28.8 million of new Revenues on a 12-month run rate basis calculated based on their first full month on the network. Existing digital property partners, including the growth of new digital property partners (beyond the revenue contribution determined based on the run-rate revenue generated by the partners when they are first on-boarded) increased by approximately $8.6 million.
Gross profit increased by $20.8 million, or 18.2%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.
Ex-TAC Gross Profit, a non-GAAP measure, increased by $22.6 million, or 15.1%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily benefiting from growth in advertising spend as well as a margin increase on certain digital property partners.
Total cost of revenues increased by $16.5 million, or 5.3%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.
Traffic acquisition cost increased by $18.8 million, or 6.7%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.
Traffic acquisition cost increased at a rate lower than revenue primarily due to a mix shift to higher margin digital properties and a margin increase on certain digital property partners.
The cost of guarantees (total payments due under guarantee arrangements in excess of amounts the Company would otherwise be required to pay under revenue sharing arrangements) as a percentage of traffic acquisition costs were approximately 16% and 18% for the three months ended June 30, 2025 and June 30, 2024, respectively.
Other cost of revenues decreased by $2.3 million, or 6.7%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, mainly as a result of a $2.2 million decrease in digital service tax expenses and professional fees, and a $1.2 million decrease in depreciation expenses related to our servers due to useful life reassessment, which were partially offset by an increase of $1.2 million in hosting expenses.
Research and development expenses increased by $4.2 million, or 12.6%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, mainly as a result of a $3.9 million increase in salaries and related expenses and a $1.0 million increase in IT services, which were partially offset by a decrease of $0.7 million depreciation expenses related to our servers.
Sales and marketing expenses increased by $6.4 million, or 9.9%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, mainly as a result of a $4.8 million increase in salaries and related expenses, and a $3.7 million increase in advertising and promotion expenses related to the launch of Realize, which were partially offset by a decrease of $2.2 million in amortization expenses related to acquired intangible assets.
General and administrative expenses increased by $2.6 million, or 10.5%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, mainly as a result of a $1.7 million increase due to the write-off of internal use software, a $1.1 million increase in salaries and related expenses and a $1.0 million increase in professional fees, rent expenses and Communication and IT services, which were partially offset by a decrease of $1.4 million in share-based compensation.
Finance expenses, net increased by $3.4 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, mainly attributable to a $4.8 million decrease in income from Warrants liability revaluation, which was partially offset by a decrease of $1.6 million in interest expenses.
Tax expenses increase by $4.2 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This increase was primarily driven by higher profitability and, to a lesser extent, one-time tax adjustments related to prior years and foreign currency fluctuations.

The following table provides consolidated statements of loss data for the periods indicated:

(dollars in thousands)	Six months ended June 30,
	2025	2024
	Unaudited
Revenues	$892,967	$842,168
Cost of revenues:	—	—
Traffic acquisition cost	577,220	553,740
Other cost of revenues	60,829	64,697
Total cost of revenues	638,049	618,437
Gross profit	254,918	223,731
Operating expenses:
Research and development	73,438	69,537
Sales and marketing	137,138	132,445
General and administrative	50,560	47,613
Total operating expenses	261,136	249,595
Operating loss	(6,218)	(25,864)
Finance expenses, net	(6,991)	(2,634)
Loss before income taxes	(13,209)	(28,498)
Income tax benefit (expenses)	114	(1,951)
Net loss	$(13,095)	$(30,449)

Comparison of the Six months ended June 30, 2025 and 2024
Revenues increased by $50.8 million, or 6.0%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, mainly as the result of an increase in the number of Scaled Advertisers. This was concentrated in our core native and programmatic advertisers. From a publisher perspective, new digital property partners contributed approximately $54.5 million of new Revenues on a 12-month run rate basis calculated based on their first full month on the network. Existing digital property partners, including the growth of new digital property partners (beyond the revenue contribution determined based on the run-rate revenue generated by the partners when they are first on-boarded) decreased by approximately $3.7 million.
Gross profit increased by $31.2 million, or 13.9%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Ex-TAC Gross Profit, a non-GAAP measure, increased by $35.4 million, or 12.3%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily benefiting from growth in advertising spend as well as a margin increase on certain digital property partners.
Total cost of revenues increased by $19.6 million, or 3.2%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Traffic acquisition cost increased by $23.5 million, or 4.2%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Traffic acquisition cost increased at a rate lower than revenue primarily due to a mix shift to higher margin digital properties and a margin increase on certain digital property partners.
The cost of guarantees (total payments due under guarantee arrangements in excess of amounts the Company would otherwise be required to pay under revenue sharing arrangements) as a percentage of traffic acquisition costs were approximately 17% and 18% for the six months ended June 30, 2025 and June 30, 2024, respectively.
Other cost of revenues decreased by $3.9 million, or 6.0%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily as a result of a $4.8 million decrease in digital service tax expenses and a $3.2 million decrease in depreciation expenses related to our servers due to useful life reassessment, which were partially offset by an increase of $3.6 million in hosting and IT related expenses, and a $0.6 million increase in salaries and related expenses.
Research and development expenses increased by $3.9 million, or 5.6%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, mainly as a result of a $4.1 million increase in salaries and related expenses, and a $0.9 million increase in IT services, which were partially offset by a decrease of $1.1 million depreciation expenses related to our servers.
Sales and marketing expenses increased by $4.7 million, or 3.5%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, mainly as a result of a $4.7 million increase in salaries and related expenses, a $2.8 million increase in advertising and promotion expenses related to the launch of Realize, and a $1.7 million increase in sales kick off event, which were partially offset by a decrease of $4.0 million in amortization expenses related to acquired intangible assets.
General and administrative expenses increased by $2.9 million, or 6.2%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, mainly as a result of a $1.9 million increase in professional fees, a $1.7 million increase due to the write-off of internal use software, and a $1.3 million increase in salaries and related expenses, which were offset by a decrease of $2.1 million in share-based compensation expenses.
Finance expenses, net increased by $4.3 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, mainly attributable to a $7.2 million increase due to the establishment of the Revolving Credit Facility and a $3.1 million decrease in income from Warrants liability revaluation, which was partially offset by a decrease of $3.4 million in interest expenses mainly due to the refinancing of our long-term debt, and a $2.6 million decrease of foreign currency exchange rate.
Tax expenses decreased by $2.1 million (which led to $0.1 million tax benefit) for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. In 2025, we introduced a full-year effective tax rate (ETR) methodology to better align our tax reporting with long-term operational performance. This approach provides a more consistent view of our underlying profitability, but it can also create some variability in quarterly tax results particularly in years with dynamic growth, evolving geographic mix, or discrete tax events. Quarterly fluctuations in our tax expense and ETR are not necessarily reflective of changes in our core business. This year decrease is also attributable to the company seasonality results, the decrease in the company intangibles.
Liquidity and Capital Resources
Our primary cash needs are for working capital, personnel costs, contractual obligations, including payments to digital property partners, office leases and software and information technology costs, capital expenditures for servers and capitalized software development, funding our share buyback program, payment of interest on our revolving loan and other commitments. We fund these cash needs primarily from cash generated from operations, as well as from cash and cash equivalents on our balance sheet when required. For the six months ended June 30, 2025 and 2024, we generated cash from operations of $95.5 million and $72.6 million, respectively.
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
As of June 30, 2025 and December 31, 2024, we had $115.2 million and $226.6 million of cash and cash equivalents, respectively, and $1.7 million and $1.7 million in short and long-term restricted deposits, respectively, used, mainly, as security for our lease commitments and $3.8 million of short-term investments as of December 31, 2024. As of June 30, 2025 we did not hold short-term investments. Cash and cash equivalents consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits.
We believe that this, together with net proceeds from our engagements with Advertisers and digital property partners, will provide us with sufficient liquidity to meet our working capital and capital expenditure needs for at least the next 12 months. In the future, we may be required to obtain additional equity or debt financing in order to support our continued capital expenditures and operations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, this could reduce our ability to compete successfully and harm our business, growth, and results of operation
On March 18, 2025 we entered into a revolving credit facility (the “2025 Revolving Credit Agreement”), which provides for borrowings in an aggregate principal amount of up to $270.0 million (the “Revolving Facility”). The proceeds of the Revolving Facility can be used to finance working capital needs and general corporate purposes. Borrowings under the Revolving Facility are subject to customary borrowing conditions and will bear interest at a variable annual rate based on Term SOFR or Base Rate plus a fixed margin. The 2025 Revolving Credit Agreement also contains customary representations, covenants and events of default as well as a financial covenant, which places a limit on our allowable net leverage ratio. As of June 30, 2025, the Company was in compliance with the Revolving Facility covenants.
As of June 30, 2025, we had $88.0 million of outstanding principal amount under the Revolving Facility. Borrowings under the 2025 Revolving Credit Facility are voluntarily prepayable from time to time without premium or penalty except in certain cases. Borrowings prepaid may be re-borrowed prior to maturity of the 2025 Revolving Credit Agreement pursuant to customary conditions and restrictions. All borrowings under the 2025 Revolving Credit Agreement are due at maturity on March 18, 2030.
Share Buyback Program
Our board of directors authorized a share buyback program for the repurchase of our outstanding Ordinary shares, which commenced in June 2023 and does not have an expiration date (the “Buyback Program”). In 2023, our board of directors authorized up to $80.0 million of buybacks under the Buyback Program. In February 2024, our board of directors authorized up to $100.0 million for use under the Buyback Program, including any remaining authority from the 2023 board of directors authorization and in February 2025, our board of directors authorized up to an additional $200.0 million for use under the Buyback Program. In July 2025, our board of directors authorized up to an additional $200.0 million for use under the Buyback Program. As permitted by the Buyback Program, share repurchases may be made from time to time, in privately negotiated transactions or in the open market, including through trading plans intended to comply with Rule 10b5-1, at the discretion of our management and as permitted by securities laws and other legal requirements, including Rule 10b-18 of the Exchange Act. The Buyback Program does not obligate the Company to repurchase any specific number of shares and the number of shares repurchased may depend upon market and economic conditions and other factors. The Buyback Program may be discontinued, modified or suspended at any time.
During the six months ended June 30, 2025, we repurchased 48.2 million of our shares consisting of 36.7 million Ordinary shares and 11.5 million Non-voting Ordinary shares at an average price of $3.09 per share (excluding broker and transaction fees of $0.9 million). As of June 30, 2025, the Company had remaining authorization from our board of directors to repurchase Ordinary shares up to an aggregate amount of $96.3 million. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Note 9 and Note 12 of Notes to the Unaudited Interim Consolidated Financial Statements.
Our future capital requirements and the adequacy of available funds will depend on many factors, including the risks and uncertainties set forth in our 2024 Form 10-K under Item 1A. “Risk Factors,” and in our subsequent filings with the SEC.
The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
	2025	2024
	Unaudited
Cash Flow Data:
Net cash provided by operating activities	$95,508	$72,624
Net cash used in investing activities	(21,497)	(13,176)
Net cash used in financing activities	(190,028)	(52,580)
Exchange rate differences on balances of cash and cash equivalents	4,675	(778)
Increase (decrease) in cash and cash equivalents	$(111,342)	$6,090

Operating Activities
During the six months ended June 30, 2025, net cash provided by operating activities was $95.5 million, an increase of $22.9 million, compared to $72.6 million for the same period in 2024. The $95.5 million was related to our net loss of $13.1 million adjusted by non-cash charges of $86.3 million and positive changes in working capital of $22.3 million.
The $86.3 million of non-cash charges primarily consisted of depreciation and amortization of $44.4 million, share-based compensation expense related to vested equity awards of $32.1 million, non-cash based Commercial agreement asset amortization expenses of $8.1 million and loss on extinguishment of debt of $6.6 million, partially offset by a $4.7 million of net gains from financing expenses and a decrease of $0.8 million due to revaluation of Warrants liability.
The $22.3 million increase in cash resulting from changes in working capital primarily consisted of a $74.3 million decrease in trade receivables, net and a $2.7 million decrease in prepaid expenses partially offset by $33.8 million decrease in accrued expenses and other current liabilities, a $19.7 million decrease in trade payables, net and a $4.8 million decrease in deferred taxes, net.
Net cash provided by operating activities of $72.6 million for the six months ended June 30, 2024, was related to our net loss of $30.4 million adjusted by non-cash charges of $83.6 million and changes in working capital of $19.5 million.
The $83.6 million of non-cash charges consisted of depreciation and amortization of $51.2 million and share-based compensation expense related to vested equity awards of $34.7 million, partially offset by a decrease of $3.9 million due to revaluation of Warrants liability.
The $19.5 million increase in cash resulting from changes in working capital primarily consisted of a $24.6 million decrease in trade receivables, net and a $15.0 million decrease in prepaid expenses and other assets, partially offset by a $11.9 million decrease in trade payables, a $7.9 million decrease in deferred taxes, net.
Investing Activities
During the six months ended June 30, 2025, net cash used in investing activities was $21.5 million, an increase of $8.3 million, compared to $13.2 million in net cash used in the same period in 2024. Net cash used in investing activities for the six months ended June 30, 2025, primarily consisted of $25.3 million purchase of property and equipment, including capitalized internal-use software, partially offset by $3.8 million proceeds from maturities of short-term investments.
Net cash used in investing activities was $13.2 million for the six months ended June 30, 2024, primarily consisted of $18.2 million purchase of property and equipment, including capitalized internal-use software partially, offset by $5.8 million proceeds from maturities of short-term investments.
Financing Activities
During the six months ended June 30, 2025, net cash used in financing activities was $190.0 million, an increase of $137.5 million, compared to $52.6 million net cash used in the same period in 2024. Net cash used in financing activities for the six months ended June 30, 2025 primarily consisted of $150.0 million repurchase of ordinary shares and non-voting ordinary shares, $122.7 million repayment in full of the long-term loan, $114.5 million repayment to revolving credit lines, $3.1 million payments on account of repurchase of Ordinary shares, $2.0 million payments of tax withholding for share-based compensation and $0.9 million issuance costs for the revolving credit facility, partially offset by $124.0 million proceeds from revolving credit line, net of issuance costs, $76.0 million borrowing from revolving credit line and $3.2 million exercise of options and vested RSUs.
Net cash used in financing activities was $52.6 million for the six months ended June 30, 2024, primarily consisted of $54.5 million repurchase of ordinary shares and non-voting ordinary shares and $1.7 million payment of tax withholding for share-based compensation expenses, partially offset by $4.7 million in proceeds received from exercise of options and vested RSU.
Contractual Obligations
The following table discloses aggregate information about material contractual obligations and the periods in which they are due as of June 30, 2025. Future events could cause actual payments to differ from these estimates.

		Contractual Obligations by Period
	2025	2026	2027	2028	2029	Thereafter
	(dollars in thousands)
Debt Obligations (1)	$—	$—	$—	$—	$—	$88,000
Operating Leases (2)	15,563	28,915	20,038	11,290	7,785	14,861
Non-cancellable purchase obligations (3)	21,898	10,132	4,708	99	—	—
Total Contractual Obligations	$37,461	$39,047	$24,746	$11,389	$7,785	$102,861
(1)Borrowings under the 2025 Revolving Credit Facility are voluntarily prepayable from time to time without premium or penalty except in certain cases. All borrowings under the 2025 Revolving Credit Agreement are due at maturity on March 18, 2030. See Note 8 of Notes to the Unaudited Interim Consolidated Financial Statements.
(2)Represents future minimum lease commitments under non-cancellable operating lease agreements.
(3)Primarily represents non-cancelable amounts for contractual commitments in respect of software and information technology.
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty. The table above does not reflect any reduction for prepaid obligations as of June 30, 2025.
As of June 30, 2025, we have a provision related to unrecognized tax benefit liabilities totaling $11.6 million and other provisions related to severance pay and contribution plans, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.
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
	six months ended
	June 30,
	2025		2024
	(dollars in thousands)
	+10%	-10%	+10%	-10%

NIS/USD	$(1,969)	$1,969	$(687)	$687
EUR/USD	$2,810	$(2,810)	$2,005	$(2,005)
GBP/USD	$(2,090)	$2,090	$(1,252)	$1,252
JPY/USD	$527	$(527)	$476	$(476)
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
As of June 30, 2025, we had approximately $88.0 million of outstanding borrowings under our 2025 Revolving Credit Facility with a variable interest rate. See Liquidity and Capital Resources for information regarding our revolving credit facility.
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
As of June 30, 2025 and December 31, 2024, no single customer accounted for 10% or more of accounts receivable or total revenue for those respective periods, except as disclosed in Note 12 of Notes to the Unaudited Interim Consolidated Financial Statements.
As of June 30, 2025, we maintained cash balances primarily in banks in the United States, the United Kingdom and Israel. In the United States and United Kingdom, the Company deposits are maintained with commercial banks, which are insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”) and Financial Services Compensation Scheme (“FSCS”), which is authorized by the Bank of England (acting in its capacity as the Prudential Regulation Authority), respectively. In Israel, commercial banks do not have government-sponsored deposit insurance. Historically we have not experienced losses related to these balances and believe our credit risk in this area is reasonable. As of June 30, 2025, we maintained cash balances with U.S. and United Kingdom banks that significantly exceed FDIC and FSCS insurance limits and expect we will continue to do so. We regularly monitor bank financial strength and other factors in determining where to maintain cash deposits but may not be able to fully mitigate the risk of possible bank failures.
As of June 30, 2025 the Company did not hold short-term investments.
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

ITEM 4:CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

ITEM 2 :Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents Ordinary shares and Non-voting Ordinary shares repurchased pursuant to our Ordinary share buyback program for the three months ended June 30, 2025.

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (3)
April 1 - April 30, 2025	15,111,587	$2.83	15,111,587	$153,611
May 1 - May 31, 2025	12,662,934	$3.32	12,662,934	$111,536
June 1 - June 30, 2025	4,214,474	$3.61	4,214,474	$96,307
(1)Excludes broker and transaction fees.
(2)Includes 7,361,900 Non-voting Ordinary shares.
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

ITEM 3: Defaults upon Senior Securities
None.

ITEM 4: Mine Safety Disclosures
Not applicable.

ITEM 5: Other Information
10b5-1 Plan

On May 19, 2025, 2025 Kristy Sundjaja, Chief People Officer, adopted a 10b5-1 trading plan providing for the potential sale of up to 234,885 Ordinary shares of the Company. The duration of the plan is until the earlier of July 31, 2026 or the completion of all transactions subject to the plan.

Committee Composition

On August 5, 2025, the Board of Directors appointed Nechemia J. Peres as Chair of the Nominating and Governance Committee, effective immediately.

Exhibit No.	Exhibit Description
10.1†	Amendment to Compensation Package, dated as of June 4, 2025, by and between the Registrant and Adam Singolda
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

† Certain schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on this 6th day of August 2025.

By: /s/ Stephen C. Walker
Name: Stephen C. Walker
Title: Chief Financial Officer