Form 10-Q
period 2025-09-30
Taboola.com Ltd.
filed 2025-11-05
CIK 1840502

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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

As of October 31, 2025 the Registrant had a total of 288,223,366 outstanding shares, which includes 258,183,722 Ordinary shares and 30,039,644 Non-voting Ordinary shares.

Table of Contents

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
2

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED INTERIM BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	September 30,	December 31,
	2025	2024
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$115,475	$226,583
Short-term investments	—	3,780
Restricted deposits	—	200
Trade receivables (net of allowance for credit losses of $13,338 and $11,815 as of September 30, 2025 and December 31, 2024, respectively) (1)	308,900	370,110
Prepaid expenses and other current assets	67,721	55,328
Total current assets	492,096	656,001
NON-CURRENT ASSETS
Long-term prepaid expenses	17,666	25,193
Commercial agreement asset	274,374	286,619
Restricted deposits	1,462	1,462
Operating lease right of use assets	85,490	58,997
Property and equipment, net	77,315	69,388
Intangible assets, net	25,012	65,067
Goodwill	555,931	555,931
Total non-current assets	1,037,250	1,062,657
Total assets	$1,529,346	$1,718,658

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Trade payables (2)	$301,680	$309,229
Short-term operating lease liabilities	29,398	21,881
Accrued expenses and other current liabilities	135,145	154,472
Total current liabilities	466,223	485,582
LONG-TERM LIABILITIES
Long-term loan and revolving credit facility (3)	74,000	116,452
Long-term operating lease liabilities	65,238	42,561
Warrants liability	897	3,368
Deferred tax liabilities, net	17	5,497
Other long-term liabilities	11,509	13,292
Total long-term liabilities	151,661	181,170
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY
Ordinary shares with no par value - Authorized: 700,000,000 as of September 30, 2025 and December 31, 2024; 337,494,088 and 325,674,930 shares issued, and 260,491,794 and 293,134,865 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Non-voting Ordinary shares with no par value - Authorized: 46,000,000 as of September 30, 2025 and December 31, 2024; 45,198,702 shares issued, and 30,401,133 and 44,210,406 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Treasury Ordinary shares, at cost - 91,799,863 (77,002,294 Ordinary shares and 14,797,569 Non-voting Ordinary shares) and 33,528,361 (32,540,065 Ordinary shares and 988,296 Non-voting Ordinary shares) as of September 30, 2025 and December 31, 2024, respectively	(314,881)	(130,117)
Additional paid-in capital	1,386,921	1,335,825
Accumulated other comprehensive income	1,493	418
Accumulated deficit	(162,071)	(154,220)
Total shareholders' equity	911,462	1,051,906
Total liabilities and shareholders' equity	$1,529,346	$1,718,658

(1) Includes related party trade receivables of $37,941 and $76,677, as of September 30, 2025 and December 31, 2024, respectively.
(2) Includes related party trade payables of $67,690 and $68,556, as of September 30, 2025 and December 31, 2024, respectively.
(3) The balance as of September 30, 2025, reflects $74,000 outstanding under the revolving credit facility. The December 31, 2024, balance reflects $116,452 under the long-term loan. See Note 8 of Notes to the Unaudited Consolidated Interim Financial Statements.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED INTERIM STATEMENTS OF INCOME ( LOSS)
U.S. dollars in thousands, except share and per share data

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	Unaudited
Revenues (1)	$496,764	$433,012	$1,389,731	$1,275,180

Cost of revenues:
Traffic acquisition cost (2)	324,079	267,997	901,299	821,737
Other cost of revenues	33,666	32,138	94,495	96,835
Total cost of revenues	357,745	300,135	995,794	918,572

Gross profit	139,019	132,877	393,937	356,608

Operating expenses:
Research and development	37,867	36,727	111,305	106,264
Sales and marketing	70,090	67,808	207,228	200,253
General and administrative	24,557	23,784	75,117	71,397
Total operating expenses	132,514	128,319	393,650	377,914

Operating income (loss)	6,505	4,558	287	(21,306)
Finance income (expenses), net (3)	500	(1,106)	(6,491)	(3,740)

Income (loss) before income taxes	7,005	3,452	(6,204)	(25,046)
Income tax expenses	(1,761)	(9,906)	(1,647)	(11,857)
Net income (loss)	$5,244	$(6,454)	$(7,851)	$(36,903)

Net Income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, basic	$0.02	$(0.02)	$(0.02)	$(0.11)
Net Income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, diluted	$0.02	$(0.02)	$(0.02)	$(0.11)
Weighted-average shares used in computing net income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, basic	300,723,658	342,886,216	318,600,917	343,606,187
Weighted-average shares used in computing net income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, diluted	305,679,079	342,886,216	318,600,917	343,606,187

(1) Includes revenues from related party of $52,106 and $44,936, for the three months ended September 30, 2025 and 2024, respectively, and $146,886 and $157,362 for the nine months ended September 30, 2025 and 2024, respectively.
(2) Includes traffic acquisition cost to related party of $93,088 and $53,104 for the three months ended September 30, 2025 and 2024, respectively, and $252,644 and $205,148 for the nine months ended September 30, 2025 and 2024, respectively.
(3) Includes loss on extinguishment of debt of $6,597 for the nine months ended September 30, 2025.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED INTERIM STATEMENTS OF INCOME ( LOSS)
U.S. dollars in thousands, except share and per share data

CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	Unaudited
Net income (loss)	$5,244	$(6,454)	$(7,851)	$(36,903)
Other comprehensive income (loss):
Unrealized and realized gains on available-for-sale marketable securities, net	—	—	—	6
Unrealized gains (losses) on derivative instruments, net	(1,275)	204	1,075	(783)
Other comprehensive income (loss)	(1,275)	204	1,075	(777)
Comprehensive income (loss)	$3,969	$(6,250)	$(6,776)	$(37,680)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
U.S. dollars in thousands, except share and per share data

	Non-voting Ordinary shares		Ordinary shares
	Number	Amount	Number	Amount	Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance as of July 1, 2025 (unaudited)	32,692,444	$—	264,392,831	$—	$(280,290)	$1,369,870	$(167,315)	$2,768	$925,033
Share-based compensation expenses	—	—	—	—	—	16,117	—	—	16,117
Repurchase of Ordinary shares	(2,291,311)	—	(7,749,037)	—	(34,591)	—	—	—	(34,591)
Exercise of options and vested RSUs	—	—	3,848,000	—	—	2,090	—	—	2,090
Payments of tax withholding for share-based compensation	—	—	—	—	—	(1,156)	—	—	(1,156)
Other comprehensive loss	—	—	—	—	—	—	—	(1,275)	(1,275)
Net income	—	—	—	—	—	—	5,244	—	5,244
Balance as of September 30, 2025 (unaudited)	30,401,133	$—	260,491,794	$—	$(314,881)	$1,386,921	$(162,071)	$1,493	$911,462

	Non-voting Ordinary shares		Ordinary shares
	Number	Amount	Number	Amount	Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance as of July 1, 2024 (unaudited)	44,210,406	$—	291,715,209	$—	$(109,978)	$1,301,159	$(180,909)	$(39)	$1,010,233
Share-based compensation expenses	—	—	—	—	—	17,625	—	—	17,625
Repurchase of Ordinary shares	—	—	(2,950,000)	—	(10,052)	—	—	—	(10,052)
Exercise of options and vested RSUs	—	—	3,287,091	—	—	968	—	—	968
Connexity issuance of Holdback	—	—	581,397	—	—	—	—	—	—
Payments of tax withholding for share-based compensation	—	—	—	—	—	(709)	—	—	(709)
Other comprehensive income	—	—	—	—	—	—	—	204	204
Net loss	—	—	—	—	—	—	(6,454)	—	(6,454)
Balance as of September 30, 2024 (unaudited)	44,210,406	$—	292,633,697	$—	$(120,030)	$1,319,043	$(187,363)	$165	$1,011,815
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
U.S. dollars in thousands, except share and per share data

	Non-voting Ordinary shares		Ordinary shares
	Number	Amount	Number	Amount	Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance as of January 1, 2025	44,210,406	$—	293,134,865	$—	$(130,117)	$1,335,825	$(154,220)	$418	$1,051,906
Share-based compensation expenses	—	—	—	—	—	48,933	—	—	48,933
Repurchase of Ordinary shares	(13,809,273)	—	(44,462,229)	—	(184,764)	—	—	—	(184,764)
Exercise of options and vested RSUs	—	—	11,819,158	—	—	5,296	—	—	5,296
Payments of tax withholding for share-based compensation	—	—	—	—	—	(3,133)	—	—	(3,133)
Other comprehensive income	—	—	—	—	—	—	—	1,075	1,075
Net loss	—	—	—	—	—	—	(7,851)	—	(7,851)
Balance as of September 30, 2025 (unaudited)	30,401,133	$—	260,491,794	$—	$(314,881)	$1,386,921	$(162,071)	$1,493	$911,462

	Non-voting Ordinary shares		Ordinary shares
	Number	Amount	Number	Amount	Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance as of January 1, 2024	45,198,702	$—	295,670,620	$—	$(55,513)	$1,262,093	$(150,460)	$942	$1,057,062
Share-based compensation expenses	—	—	—	—	—	53,637	—	—	53,637
Repurchase of ordinary shares and non-voting ordinary shares	(988,296)	—	(14,496,584)	—	(64,517)	—	—	—	(64,517)
Exercise of options and vested RSUs	—	—	10,296,864	—	—	5,709	—	—	5,709
Connexity issuance of Holdback	—	—	1,162,797	—	—	—	—	—	—
Payments of tax withholding for share-based compensation	—	—	—	—	—	(2,396)	—	—	(2,396)
Other comprehensive loss	—	—	—	—	—	—	—	(777)	(777)
Net loss	—	—	—	—	—	—	(36,903)	—	(36,903)
Balance as of September 30, 2024 (unaudited)	44,210,406	$—	292,633,697	$—	$(120,030)	$1,319,043	$(187,363)	$165	$1,011,815

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Content	TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended September 30,
	2025	2024
	Unaudited
Cash flows from operating activities
Net loss	$(7,851)	$(36,903)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation, amortization and write-off	64,828	75,976
Share-based compensation expenses	47,803	51,892
Net gain from financing expenses	(4,896)	(1,131)
Revaluation of the Warrant liability	(2,471)	(4,625)
Amortization of loan and credit facility issuance costs	874	1,092
Amortization of premium and accretion of discount on short-term investments, net	—	230
Loss on extinguishment of debt	6,597	—
Commercial agreement asset Amortization	12,245	1,390
Change in operating assets and liabilities:
Decrease in trade receivables, net (1)	61,210	12,977
Decrease in prepaid expenses and other current assets and long-term prepaid expenses	856	23,787
Decrease in trade payables (2)	(7,595)	(12,901)
Increase (decrease) in accrued expenses and other current liabilities and other long-term liabilities	(21,110)	23,027
Decrease in deferred taxes, net	(5,480)	(10,962)
Change in operating lease right of use assets	19,345	14,638
Change in operating Lease liabilities	(15,644)	(16,091)
Net cash provided by operating activities	148,711	122,396

Cash flows from investing activities
Purchase of property and equipment, including capitalized internal-use software	(32,191)	(25,130)
Business acquisition deferred payment	—	(719)
Proceeds from maturities of short-term investments	3,980	5,765
Net cash (used in) investing activities	(28,211)	(20,084)

Cash flows from financing activities
Issuance costs	(938)	(695)
Exercise of options and vested RSUs	5,296	5,709
Payments of tax withholding for share-based compensation	(3,133)	(2,396)
Repurchase of ordinary shares and non-voting ordinary shares	(184,599)	(64,517)
Payments on account of repurchase of ordinary shares	(1,879)	(422)
Repayment of Long term loan	(122,736)	—
Proceeds from revolving credit line, net of issuance costs	123,985	—
Additional proceeds from revolving credit line	228,700	—
Repayment of revolving credit line	(281,200)	—
Net cash used in financing activities	(236,504)	(62,321)

Exchange rate differences on balances of cash and cash equivalents	4,896	1,131
Increase (decrease) in cash and cash equivalents	(111,108)	41,122
Cash and cash equivalents - at the beginning of the period	226,583	176,108
Cash and cash equivalents - at end of the period	$115,475	$217,230

(1) Includes a decrease (increase) in related party trade receivables of $38,736 and $(39,461), for the nine months ended September 30, 2025 and 2024, respectively.
(2) Includes an increase (decrease) in related party trade payables of $(866) and $11,964, for the nine months ended September 30, 2025 and 2024, respectively.

	Nine months ended September 30,
	2025	2024
	Unaudited
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$23,409	$13,396
Interest	$4,862	$11,054
Non-cash investing and financing activities:
Purchase of property and equipment, including capitalized internal-use software	$678	$4,508
Share-based compensation included in capitalized internal-use software	$1,130	$1,745
Creation of operating lease right-of-use assets and operating lease liability	$45,838	$13,221
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
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
During the year ended December 31, 2024, the Company concluded it had obtained exclusivity to the extent contemplated by the Commercial agreement, and therefore began to record amortization expenses of the Commercial agreement asset. For the three and nine months ended September 30, 2025, the Company recorded amortization expense related to the Commercial agreement asset in the amounts of $4,126 and $12,245, respectively. For the three and nine months ended September 30, 2024, the Company recorded $1,390 amortization expenses of the Commercial agreement asset.

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
Therefore, these unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2024, filed with the SEC on February 26, 2025.
In the opinion of the Company’s management, the unaudited consolidated interim financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s unaudited interim consolidated financial statements. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025, or any other future interim or annual period.

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
In January 2025, the Company completed an assessment of the useful lives of its servers and adjusted the estimated useful life, from three to six years, effective on January 1, 2025. Based on the carrying value of assets in service as of December 31, 2024, the change resulted in a reduction of depreciation expense of $2,384 and $7,970, for the three and nine months ended September 30, 2025, respectively, recorded primarily in cost of revenues.
During the nine months ended September 30, 2025 and 2024, the Company recognized a write-off related to capitalized internal-use software in the amount of $2,800 and $1,105, respectively.

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
As of September 30, 2025 and December 31, 2024, no single customer accounted for 10% or more of accounts receivable or total revenues for those respective periods then ended, except as disclosed in Note 12.

Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2024, as filed with the SEC on February 26, 2025. There have been no significant changes to these policies during the nine months ended September 30, 2025.

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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU.
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. The ASU simplifies the capitalization guidance by removing all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout ASC 350-40. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date; or follow a modified transition approach that is based on the status of the respective projects and whether software costs were capitalized before the date of adoption; or retrospectively to any or all prior periods presented in the consolidated financial statements. The Company is currently evaluating the provisions of this ASU.

NOTE 3:- CASH AND CASH EQUIVALENTS
The following table presents for each reported period, the breakdown of cash and cash equivalents:

	September 30,	December 31,
	2025	2024
	Unaudited
Cash	$111,028	$154,962
Money market accounts and funds	—	70,692
Time deposits	4,447	929
Total Cash and cash equivalents	$115,475	$226,583

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 4:-    FAIR VALUE MEASUREMENTS
The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. The Company did not have any transfers between fair value measurements levels during the nine months ended September 30, 2025.
The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2025 and December 31, 2024, by level within the fair value hierarchy

	Fair Value Hierarchy	Fair value measurements as of
Description		September 30, 2025	December 31, 2024
		Unaudited
Assets:
Cash equivalents:
Money market accounts and funds	Level 1	$—	$70,692
Short-term investments:
Short-term deposits	Level 2	$—	$3,780
Derivative instruments asset:
Derivative instruments designated as cash flow hedging instruments	Level 2	$1,495	$468

Liabilities:
Warrants liability:
Public Warrants	Level 1	$(896)	$(3,303)
Private Warrants	Level 3	$(1)	$(65)
Derivative instruments liability:
Derivative instruments designated as cash flow hedging instruments	Level 2	$(2)	$(50)
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
The key inputs into the Black-Scholes model for the Private Warrants were as follows:

Input	September 30,			December 31,
	2025			2024
	Unaudited
Risk-free interest rate	3.76%	—	3.76%	4.11%	—	4.12%
Expected term (years)	0.00	—	0.75	0.75	—	1.49
Expected volatility	42.9%	—	81.7%	39.7%	—	76.5%
Exercise price	$11.50			$11.50
Underlying stock price	$3.41			$3.65
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
•The expected volatility is based on the Company’s share price volatility.

The following table presents the changes in the fair value of Warrants liability:

	Private	Public	Total
Input	Warrants	Warrants	Warrants

Fair value as of December 31, 2024	$65	$3,303	$3,368
Change from private to public holdings	(1)	1	—
Change in fair value	(63)	(2,408)	(2,471)
Fair value as of September 30, 2025 (unaudited)	$1	$896	$897

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 5:- SHORT-TERM INVESTMENTS
The Company’s short-term investments, which were $3,780 as of December 31, 2024, were composed of short-term bank deposits. As of September 30, 2025, the Company did not hold any short-term bank deposits.

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
As of September 30, 2025 and December 31, 2024, the notional amounts of the Company’s derivative instruments designated as cash flow hedging instruments outstanding in U.S. dollars amounted to $16,637 and $49,502, respectively.
Gross notional amounts do not quantify risk or represent assets or liabilities of the Company but are used in the calculation of settlements under the contracts.
The Company records all cash flow hedging instruments on the consolidated balance sheets at fair value. The fair values of outstanding derivative instruments designated as cash flow hedging instruments were as follows:

	September 30,	December 31,
	2025	2024
	Unaudited
Prepaid expenses and other current assets	$1,495	$468
Accrued expenses and other current liabilities	$(2)	$(50)
The gains related to cash flow hedging instruments, recorded in the consolidated interim statements of income (loss), for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	Unaudited
Cost of revenues	$124	$—	$207	$15
Research and development	1,105	—	1,830	174
Sales and marketing	288	—	476	43
General and administrative	205	—	341	35
Total gains recognized in the consolidated statements of income (loss), net	$1,722	$—	$2,854	$267

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
The changes in unrealized gains (losses) on the Company’s derivative instruments recorded in accumulated other comprehensive income (loss) were as follows:

	Nine months ended September 30,

	2025	2024
	Unaudited
Unrealized gains on derivative instruments at the beginning of the period	$418	$948
Changes in fair value of derivative instruments	3,929	(516)
Reclassification of gains recognized in the consolidated interim statements of loss from accumulated other comprehensive income (loss)	(2,854)	(267)
Unrealized gains on derivative instruments at the end of the period (unaudited)	$1,493	$165
All net deferred gains in accumulated other comprehensive income as of September 30, 2025, are expected to be recognized over the next twelve months as operating expenses in the same financial statement line item in the consolidated interim statements of income (loss) to which the derivative relates.

NOTE 7:- GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
There was no impairment or additions to goodwill during the three and nine months ended September 30, 2025.
Intangible Assets, Net
Definite-lived intangible assets, net consist of the following:

	Gross Fair	Accumulated	Net Book
September 30, 2025	Value	Amortization	Value
Merchant/Network affiliate relationships	$146,547	$(132,977)	$13,570
Technology	74,193	(63,678)	10,515
Publisher relationships	42,934	(42,932)	2
Tradenames	24,397	(24,107)	290
Customer relationship	13,473	(12,838)	635
Total (unaudited)	$301,544	$(276,532)	$25,012

	Gross Fair	Accumulated	Net Book
December 31, 2024	Value	Amortization	Value
Merchant/Network affiliate relationships	$146,547	$(108,558)	$37,989
Technology	74,193	(55,039)	19,154
Publisher relationships	42,934	(35,778)	7,156
Tradenames	24,097	(24,097)	—
Customer relationship	13,473	(12,705)	768
Total	$301,244	$(236,177)	$65,067

Amortization expenses for intangible assets were $12,861 and $15,080, for the three months ended September 30, 2025 and 2024, respectively, and $40,355 and $46,773, for the nine months ended September 30, 2025 and 2024, respectively.
The estimated future amortization expense of definite-lived intangible assets as of September 30, 2025 is as follows (unaudited):

Year Ending December 31,
2025 (Remainder)	$14,009
2026	10,513
2027	191
2028	299
Total	$25,012

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
The total interest expenses, including issuance costs amortization, recognized in connection with the 2021 Credit Agreement were $0 and $3,971, for the three months ended September 30, 2025 and 2024, respectively, and $2,468 and $11,879, for the nine months ended September 30, 2025 and 2024, respectively.
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
The 2025 Revolving Credit Agreement also contains customary representations, covenants and events of default as well as a financial covenant, which limits Taboola’s allowable net leverage ratio. Failure to meet the covenants beyond applicable grace periods could result in acceleration of the Revolving Loans and/or termination of the Revolving Facility. As of September 30, 2025, the Company was in compliance with the 2025 Revolving Credit Agreement covenants.
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
Subsequent to the balance sheet date, in October 2025, the Company withdrew additional proceeds from revolving credit line in the amount of $37,900 and repaid $36,900 in principal amount of outstanding debt under the Revolving Facility.

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
During the nine months ended September 30, 2025, the Company repurchased 58,271,502 of its shares, consisting of 44,462,229 Ordinary shares, and 13,809,273 Non-voting Ordinary shares (see Note 12) at an average price of $3.15 per share (excluding broker and transaction fees of $1,094). As of September 30, 2025, the Company had remaining authorization under the Buyback Program to repurchase Ordinary shares up to an aggregate amount of $261,892.
Share Incentive Plans
a.In addition to the Buyback Program detailed above, the Company utilizes a net issuance mechanism to satisfy tax withholding obligations related to equity-based compensation on behalf of its directors, officers and other employees (the “Net Issuances”). In March and August 2025, the Company satisfied the required conditions, as set forth in the Israeli Companies Law and the Companies Regulations, to conduct future repurchases of its Ordinary and Non-voting Ordinary shares under the Buyback Program and Net Issuances, each in an aggregate amount up to $200,000. The Company’s board of directors have the authority to determine the amount to be utilized for Net Issuances and Ordinary and Non-voting Ordinary share repurchases.
For the nine months ended September 30, 2025 and 2024, the Company utilized the net issuance mechanism in connection with equity-based compensation for certain Office Holders, which resulted in a tax withholding payment by the Company of $3,133 and $2,396, respectively, which were recorded as a reduction of additional paid-in capital.
b. The following is a summary of share option activity and related information for the nine months ended September 30, 2025 (including employees, directors, officers and consultants of the Company):

	Outstanding Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2025	25,157,131	$3.50	4.74	$36,594
Exercised	(2,072,251)	$2.56	—	$1,693
Forfeited	(729,527)	$5.65	—	—
Balance as of September 30, 2025 (unaudited)	22,355,353	$3.52	4.18	$30,342
Exercisable as of September 30, 2025 (unaudited)	21,633,228	$3.43	4.13	$29,727
During the nine months ended September 30, 2025, the Company did not grant options.
The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period.
As of September 30, 2025, unrecognized share-based compensation cost related to unvested share options was $1,056, which is expected to be recognized over a weighted-average period of 0.26 years.
c. The following is a summary of the RSU activity and related information for the nine months ended September 30, 2025:

	Outstanding Restricted Shares Units	Weighted Average Grant Date Fair Value

Balance as of January 1, 2025	25,440,611	$4.78
Granted	17,980,007	3.27
Vested (*)	(9,746,907)	4.79
Forfeited	(3,170,149)	4.50
Balance as of September 30, 2025 (unaudited)	30,503,562	$3.93
(*) A portion of the shares that vested were netted out to satisfy the tax obligations of the recipients. During the nine months ended September 30, 2025, a total of 897,267 RSUs were canceled to satisfy tax obligations, resulting in net issuance of 813,721 Ordinary shares.
The total release date fair value of RSUs was $33,409, during the nine months ended September 30, 2025.
As of September 30, 2025, unrecognized share-based compensation cost related to unvested RSUs was $107,615, which is expected to be recognized over a weighted-average period of 2.61 years.
The total share-based compensation expense related to all of the Company’s share-based awards recognized for the three and nine months ended September 30, 2025 and 2024, was comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	Unaudited
Cost of revenues	$905	$933	$2,728	$3,040
Research and development	6,415	6,785	19,543	20,015
Sales and marketing	4,270	4,671	13,093	13,526
General and administrative	4,124	4,797	12,439	15,311
Total share-based compensation expense	$15,714	$17,186	$47,803	$51,892

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 10:- INCOME TAXES
The Company calculated its income tax benefit (expenses) for the three and nine months ended September 30, 2025, by applying the accounting principal of determining the annual effective tax rate (pre-tax income or loss excluding unusual discrete items). The Company updates its calculations each quarter and makes a year-to-date adjustment if necessary. The Company’s quarterly effective tax rates were 25.1% and 287.0%, for the three months ended September 30, 2025 and 2024, respectively, and (26.5)% and (47.3)%, for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate results primarily from the geographic distribution of the Company’s worldwide earnings or losses, applicable tax regulations, changes in valuation allowance, tax benefits associated with acquired intangible assets, which are mainly in the US, and other nondeductible expenses.
The One Big Beautiful Act (“OBBBA”) was enacted on July 4, 2025. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. The OBBBA tax law changes allow for immediate expensing of domestic research and experimentation costs, accelerated depreciation on eligible capital expenditures, and other tax law changes impacting 2025 with certain changes effective in 2026. These changes are reflected in the Company's consolidated interim financial statements for the three and nine months ended September 30, 2025.

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
Non-cancelable Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase primarily software and IT related-based services. As of September 30, 2025, the Company had outstanding non-cancelable purchase obligations in the amount of $37,700.
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
The Company and its affiliates are parties to several agreements in the ordinary course of business with Yahoo and its affiliates. Revenues from the related party are derived from Yahoo’s advertiser spend on the Company’s network, for which Yahoo is the billing entity. Traffic acquisition cost to the related party is compensation for placing Taboola’s platform on Yahoo`s digital property. In connection with these agreements, the Company recorded revenue from Yahoo in the amount of $52,106 and $44,936, which represented 10.5% and 10.4%, of the Company’s total revenue, for the three months ended September 30, 2025 and 2024, respectively, and in the amount of $146,886 and $157,362, which represent 10.6% and 12.3%, of the Company’s total revenue, for the nine months ended September 30, 2025 and 2024, respectively. In addition, the Company recorded traffic acquisition costs related to Yahoo in the amount of $93,088 and $53,104, for the three months ended September 30, 2025 and 2024, respectively, and in the amount of $252,644 and $205,148, for the nine months ended September 30, 2025 and 2024, respectively. Certain traffic acquisition costs for the three and nine months ended September 30, 2025, noted herein, are unaffiliated with the Yahoo revenues recognized during the three and nine months ended September 30, 2025.
As of September 30, 2025 and December 31, 2024, in regards to Yahoo, the Company’s balances of trade receivables were $37,941 and $76,677, which represented approximately 12.3% and 20.7%, of the Company’s trade receivables, respectively, and its balance of trade payables were $67,690 and $68,556, respectively, associated with the revenues presented on both a gross and net basis.
The Company and Yahoo, pursuant to the Omnibus Agreement entered into on November 28, 2022, each agreed to pay certain expenses in connection with the transaction and each party agreed to reimburse the other for some or all of these expenses. Under these arrangements, the Company recognized expenses, net of $— and $416, for the three months ended September 30, 2025 and 2024, respectively, and of $361 and $1,441, for the nine months ended September 30, 2025 and 2024, respectively.
In June 2024, the Company repurchased 988,296 of the Non-voting Ordinary shares at a price of 4.07 per share, based on the terms stipulated in the agreement, for an aggregate purchase price of $4,022, as part of the Buyback Program.
On February 24, 2025, the Company and Yahoo entered into a Share Repurchase Agreement (“Repurchase Agreement”). In accordance with the Repurchase Agreement, the Company may conduct weekly repurchases of Yahoo's Non-voting Ordinary shares at a purchase price determined by a market based pricing formula as specified in the Repurchase Agreement. The maximum amount of Non-voting Ordinary shares that may be repurchased each week will be 25% of the applicable allowable limit under Rule 10b-18 of the Securities Exchange Act of 1934 (“Rule 10b-18”). The Repurchase Agreement terminates upon the earliest of: (i) the Company obtaining regulatory approval permitting Yahoo’s equity ownership in the Company to exceed 25%; (ii) the Company determining, as specified in the Repurchase Agreement, that no such approval is required; or (iii) December 31, 2025. On March 14, 2025, the Company and Yahoo amended the Repurchase Agreement to modify the number shares the Company may repurchase each week from 25% to up to 1/3rd of the weekly applicable allowable limit under Rule 10b-18. The prior agreement limited the amount of shares the Company could repurchase in the open market. The amendment enables the Company to repurchase up to the maximum allowable Rule 10b-18 limit while keeping Yahoo’s ownership of Taboola’s outstanding shares from reaching 25% or more. Under the Repurchase Agreement, through October 14, 2025, the Company purchased 14,170,762 Non-voting Ordinary shares for an aggregate purchase price of approximately $44,288, of which 13,809,273 were purchased for an aggregate purchase price of approximately $43,097 through September 30, 2025. On October 15, 2025, the Repurchase Agreement terminated in accordance with its terms, following notice from Israeli counsel that approval from the Israeli Competition Authority was not required.
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
Consolidated net income (loss) in the consolidated statements of income (loss) is the measure of financial profit and loss most closely aligned with generally accepted accounting principles that is used by the CEO to assess performance and resource allocation.
Further, the CODM reviews and utilizes functional expenses (Traffic acquisition cost, Other cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations.
a. The following table represents total revenue by geographic area based on the Advertisers’ billing address:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	Unaudited
Israel	$26,274	$23,995	$75,112	$82,317
United States	231,601	192,986	653,554	591,218
Germany	42,811	36,471	120,318	108,901
United Kingdom	18,531	17,420	58,204	53,784
Rest of the World	177,547	162,140	482,543	438,960
Total	$496,764	$433,012	$1,389,731	$1,275,180
b. The following table represents the Company’s long-lived assets(1), net by geographic area:

	September 30,	December 31,
	2025	2024
	Unaudited
Israel	$87,783	$67,867
United States	50,453	39,390
United Kingdom	3,676	5,024
Rest of the world	20,893	16,103
Total	$162,805	$128,385
(1) Long-lived assets are comprised of property and equipment, net and operating lease right-of-use assets.

c. The following table represents the Company’s definite long-lived intangible assets and goodwill, classified by the location of the controlling statutory company:

	September 30,	December 31,
	2025	2024
	Unaudited
Israel	$21,834	$21,692
United States	554,737	594,799
Rest of the world	4,372	4,507
Total	$580,943	$620,998

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 14:- NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO ORDINARY AND NON-VOTING ORDINARY SHAREHOLDERS

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
		Non-voting		Non-voting		Non-voting		Non-voting
	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary
	shares	shares	shares	shares	shares	shares	shares	shares
	Unaudited
Numerator:
Net income (loss) attributable to Ordinary shareholders, basic and diluted	$4,692	$552	$(5,622)	$(832)	$(6,941)	$(910)	$(32,095)	$(4,808)

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to Ordinary shareholders, basic	269,079,132	31,644,526	298,675,810	44,210,406	281,670,062	36,930,855	298,843,067	44,763,120
Weighted-average shares used in computing net income (loss) per share attributable to Ordinary shareholders, diluted	274,034,553	31,644,526	298,675,810	44,210,406	281,670,062	36,930,855	298,843,067	44,763,120

Net income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, basic	$0.02	$0.02	$(0.02)	$(0.02)	$(0.02)	$(0.02)	$(0.11)	$(0.11)
Net income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, diluted	$0.02	$0.02	$(0.02)	$(0.02)	$(0.02)	$(0.02)	$(0.11)	$(0.11)

The potential number of Ordinary shares that were excluded from the computation of diluted net income (loss) per share attributable to Ordinary shareholders for the periods presented because including them would have been anti-dilutive is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	Unaudited
Warrants	12,349,990	12,349,990	12,349,990	12,349,990
RSUs	17,342,034	29,023,527	31,813,783	29,241,690
Outstanding share options	7,167,274	19,553,542	17,343,228	20,506,933
Issuable Ordinary shares related to business combination under holdback arrangement	—	387,600	—	710,601
Total	36,859,298	61,314,659	61,507,001	62,809,214

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with Taboola’s accompanying unaudited consolidated interim financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the three months ended September 30, 2025 (the “Quarterly Report”) and audited consolidated financial statements and the related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2025. Some of the information contained in this discussion and analysis is set forth in our 2024 Form 10-K, including information with respect to Taboola’s plans and strategy for Taboola’s business, and includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A “Risk Factors” in our 2024 Form 10-K and “Note Regarding Forward-Looking Statements” in our 2024 Form 10-K and elsewhere herein, Taboola’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Throughout this section, unless otherwise noted or the context requires otherwise, “we,” “us,” “our” and the “Company” refer to Taboola and its consolidated subsidiaries, and in references to monetary amounts, “dollars” and “$” refer to U.S. Dollars, and “NIS” refers to New Israeli Shekels
Overview
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
Growing Our Advertiser Client Base
We have a large network of Advertisers that wish to achieve specific performance goals, such as obtaining subscribers for email newsletters or acquiring leads for product offerings, across multiple verticals. As we look at growing our advertiser client base, we want to grow the number of advertisers that spend with us at scale. We define a Scaled Advertiser as an Advertiser that has more than $100,000 of cumulative gross spend on the network on a trailing four quarter basis. We had approximately 2,100, 2,000 and 1,700 of Scaled Advertiser clients working with us directly, or through advertising agencies, worldwide during the third quarters of 2025, 2024 and 2023, respectively. In an effort to also measure how we are growing our advertising spend with each Scaled Advertiser, we have introduced an Average Revenue per Scaled Advertiser performance measure. Average Revenue per Scaled Advertiser is calculated as the aggregate cumulative gross spend of all Scaled Advertisers for a given period divided by the number of Scaled Advertisers for that period. The Average Revenue per Scaled Advertiser was approximately $208,000, $187,000 and $177,000 during the third quarters of 2025, 2024 and 2023, respectively. A large portion of our revenue comes from Scaled Advertisers. The Revenue contribution from Scaled Advertisers represented 86%, 85% and 83% of our Revenues for the third quarters of 2025, 2024 and 2023, respectively. These performance Advertisers use our service when they obtain a sufficient return on ad spend to justify their ad spend. We grow the revenue from performance Advertisers in three ways. First, we improve the performance of our network by developing new product features, improving our algorithms and optimizing our supply. Second, we secure increased budgets from existing Advertisers by offering new ad formats and helping them achieve additional goals. Third, we grow our overall Advertiser base by bringing on new Advertisers that we have not worked with previously.

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
Business and Macroeconomic Conditions
Global economic and geopolitical conditions have been increasingly volatile due to factors such as inflation, rising interest rates, supply chain disruptions and the wars in Ukraine and the Middle East, including Israel. Further, in 2025 the global tariff landscape began to quickly change with the U.S. implementing new and/or increased tariffs on various foreign countries, either generally or with respect to certain products. These shifts in trade policies in the U.S. and other countries continue to evolve and are difficult to predict. The ultimate impact of any announced or future tariffs will depend on various factors, including what tariffs are ultimately implemented, the timing of implementation and the amount, scope and nature of such tariffs and potential exclusions from the application of those tariffs. While we continue to monitor macroeconomic conditions closely, at this time we are unable to predict if these factors will have a material impact on our business during 2025.

Key Financial and Operating Metrics
We regularly monitor a number of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

(dollars in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	Unaudited
Revenues	$496,764	$433,012	$1,389,731	$1,275,180
Gross profit	$139,019	$132,877	$393,937	$356,608
Net income (loss)	$5,244	$(6,454)	$(7,851)	$(36,903)
EPS diluted (1)	$0.02	$(0.02)	$(0.02)	$(0.11)
Ratio of net income (loss) to gross profit	3.8%	(4.9)%	(2.0)%	(10.3)%
Cash flow provided by operating activities	$53,203	$49,772	$148,711	$122,396
Cash, cash equivalents, short-term deposits and investments	$115,475	$217,230	$115,475	$217,230

Non-GAAP Financial Data (2)
ex-TAC Gross Profit	$176,811	$166,405	$500,677	$454,833
Adjusted EBITDA	$48,223	$47,927	$129,336	$108,647
Non-GAAP Net Income	$34,263	$22,211	$89,471	$49,053
Ratio of Adjusted EBITDA to ex-TAC Gross Profit	27.3%	28.8%	25.8%	23.9%
Free Cash Flow	$46,289	$42,864	$116,520	$97,266
(1)The weighted-average shares used in the computation of the diluted EPS for the three months ended September 30, 2025 and 2024, are 305,679,079 and 342,886,216, respectively, and for the nine months ended September 30, 2025 and 2024, are 318,600,917 and 343,606,187, respectively. The weighted-average shares for the three months ended September 30, 2025 and 2024, included 274,034,553 and 298,675,810 Ordinary shares, and 31,644,526 and 44,210,406 Non-voting Ordinary shares, respectively, and for the nine months ended September 30, 2025 and 2024, includes 281,670,062 and 298,843,067 ,Ordinary shares, and 36,930,855 and 44,763,120, Non-voting Ordinary shares, respectively.
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
The following table provides a reconciliation of revenues and gross profit to ex-TAC Gross Profit:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Revenues	$496,764	$433,012	$1,389,731	$1,275,180
Traffic acquisition cost	324,079	267,997	901,299	821,737
Other cost of revenues	33,666	32,138	94,495	96,835
Gross profit	$139,019	$132,877	$393,937	$356,608
Add back: Other cost of revenues and amortization (1)	37,792	33,528	106,740	98,225
ex-TAC Gross Profit	$176,811	$166,405	$500,677	$454,833

(1)The three and nine months ended September 30, 2025, included $4,126 and $12,245 amortization expense of the non-cash based Commercial agreement asset respectively, and the three and nine months ended September 30, 2024 included $1,390 amortization expense of the non-cash based Commercial agreement asset. See Note 1(b) of Notes to the Unaudited Interim Consolidated Financial Statements.

Adjusted EBITDA and Ratio of Adjusted EBITDA to ex-TAC Gross Profit
We calculate Adjusted EBITDA as net income (loss) before finance income (expenses), net, income tax expenses, depreciation and amortization and non-cash amortization of the Commercial agreement asset, further adjusted to exclude share-
based compensation including Connexity holdback compensation expenses and other noteworthy income and expense items such as M&A costs and restructuring costs which may vary from period-to-period.
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
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Net income (loss)	$5,244	$(6,454)	$(7,851)	$(36,903)
Adjusted to exclude the following:
Finance expenses, net	(500)	1,106	6,491	3,740
Income tax expenses	1,761	9,906	1,647	11,857
Depreciation and amortization (1)	24,456	26,183	76,822	77,366
Share-based compensation expenses	15,714	15,423	47,803	44,838
Holdback compensation expenses (2)	—	1,763	—	7,054
Other costs (3)	1,548	—	4,424	695
Adjusted EBITDA	$48,223	$47,927	$129,336	$108,647

(1)The nine months ended September 30, 2025, included a write-off of internal use software in the amount of $2,800. The three and nine months ended September 30, 2025 included amortization expenses of the non-cash based Commercial agreement asset in the amount of $4,126 and $12,245, respectively. The three and nine months ended September 30, 2024 included $1,390 amortization expense of the non-cash based Commercial agreement asset. See Note 1(b) of Notes to the Unaudited Interim Consolidated Financial Statements.
(2)Represents share-based compensation due to holdback of Ordinary shares issuable under compensatory arrangements relating to Connexity acquisition.
(3)The three and nine months ended September 30, 2025, includes professional and legal expenses related to a litigation matter in which the Company is the plaintiff and is not related to our ongoing business operations in the amount of $1,548 and $4,424, respectively. The nine months ended September 30, 2024 included one-time professional service costs in the amount of $695.

We calculate Ratio of Adjusted EBITDA to ex-TAC Gross Profit as Adjusted EBITDA divided by ex-TAC Gross Profit.
We believe that the Ratio of Adjusted EBITDA to ex-TAC Gross Profit is useful because TAC is what we must pay digital properties to obtain the right to place advertising on their websites, and we believe focusing on ex-TAC Gross Profit better reflects the profitability of our business.
The following table provides a reconciliation of ratio of net income (loss) to gross profit and Ratio of Adjusted EBITDA to ex-TAC Gross Profit:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Gross profit	$139,019	$132,877	$393,937	$356,608
Net income (loss)	$5,244	$(6,454)	$(7,851)	$(36,903)
Ratio of net income (loss) to gross profit	3.8%	(4.9)%	(2.0)%	(10.3)%

ex-TAC Gross Profit	$176,811	$166,405	$500,677	$454,833
Adjusted EBITDA	$48,223	$47,927	$129,336	$108,647
Ratio of Adjusted EBITDA margin to ex-TAC Gross Profit	27.3%	28.8%	25.8%	23.9%

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
•Non-GAAP Net Income (Loss) is a performance measure and should not be used as a measure of liquidity.
The following table provides a reconciliation of net income (loss) to Non-GAAP Net Income (Loss) for the periods shown:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Net income (loss)	$5,244	$(6,454)	$(7,851)	$(36,903)
Amortization of acquired intangibles (1)	16,988	16,474	52,599	48,163
Share-based compensation expenses	15,714	15,423	47,803	44,838
Holdback compensation expenses (2)	—	1,763	—	7,054
Other costs (3)	1,548	—	4,424	695
Revaluation of Warrants	(1,648)	(737)	(2,471)	(4,624)
Foreign currency exchange rate losses (gains) (4)	(667)	(738)	(1,926)	650
Income tax effects	(2,916)	(3,520)	(9,704)	(10,820)
Loss on extinguishment of debt (5)	—	—	6,597	—
Non-GAAP Net Income	$34,263	$22,211	$89,471	$49,053

(1)The nine months ended September 30, 2025, included a write-off of internal use software in the amount of $2,800. The three and nine months ended September 30, 2025 included amortization expenses of the non-cash based Commercial agreement asset in the amount of $4,126 and $12,245, respectively. The three and nine months ended September 30, 2024 included $1,390 amortization expense of the non-cash based Commercial agreement asset. See Note 1(b) of Notes to the Unaudited Interim Consolidated Financial Statements.
(2) Represents share-based compensation due to holdback of Ordinary shares issuable under compensatory arrangements relating to Connexity acquisition.
(3)The three and nine months ended September 30, 2025, included professional and legal expenses related to a litigation matter in which the Company is the plaintiff and is not related to our ongoing business operations in the amount of $1,548 and $4,424, respectively. The nine months ended September 30, 2024 included one-time professional service costs in the amount of $695.
(4)Represents foreign currency exchange rate gains or losses related to the remeasurement of monetary assets and liabilities to the Company’s functional currency using exchange rates in effect at the end of the reporting period.
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
The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Net cash provided by operating activities	$53,203	$49,772	$148,711	$122,396
Purchases of property and equipment, including capitalized internal-use software	(6,914)	(6,908)	(32,191)	(25,130)
Free Cash Flow	$46,289	$42,864	$116,520	$97,266

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
Income tax benefit (expenses)
The statutory corporate tax rate in Israel was 23% for the nine months ended September 30, 2025 and 2024, although we are entitled to certain tax benefits under Israeli law.
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
As of September 30, 2025, we have an accumulated tax loss carry-forward of approximately $23.8 million in Israel. The tax loss can be offset indefinitely. Non-Israeli subsidiaries are taxed according to the tax laws in their respective jurisdictions.

The following table provides consolidated statements of loss data for the periods indicated:

(dollars in thousands)	Three months ended September 30,
	2025	2024
	Unaudited
Revenues	$496,764	$433,012
Cost of revenues:
Traffic acquisition cost	324,079	267,997
Other cost of revenues	33,666	32,138
Total cost of revenues	357,745	300,135
Gross profit	139,019	132,877
Operating expenses:
Research and development	37,867	36,727
Sales and marketing	70,090	67,808
General and administrative	24,557	23,784
Total operating expenses	132,514	128,319
Operating income	6,505	4,558
Finance income (expenses), net	500	(1,106)
Income before income taxes	7,005	3,452
Income tax expenses	(1,761)	(9,906)
Net income (loss)	$5,244	$(6,454)
Comparison of the Three months ended September 30, 2025 and 2024
Revenues increased by $63.8 million, or 14.7%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, mainly as the result of an increase in the Average Revenue per Scaled Advertiser by 10.9% and an increase in the number of Scaled Advertisers which grew 4.4%. The increase in Average Revenue per Scaled Advertiser was in part driven by the testing of ad formats with Yahoo and the recognition of Revenue as an offset to Traffic Acquisition Cost in the three months ended September 30, 2024. From a publisher perspective, new digital property partners contributed approximately $36.7 million of new Revenues on a 12-month run rate basis calculated based on their first full month on the network. Existing digital property partners, including the growth of new digital property partners (beyond the revenue contribution determined based on the run-rate revenue generated by the partners when they are first on-boarded) increased by approximately $27.1 million.
Gross profit increased by $6.1 million, or 4.6%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.
Ex-TAC Gross Profit, a non-GAAP measure, increased by $10.4 million, or 6.3%%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily benefiting from growth in advertising spend. This was partially offset by a a margin decrease on certain digital property partners including the impact of the testing of ad formats with Yahoo in the three months ended September 30, 2024.
Total cost of revenues increased by $57.6 million, or 19.2%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.
Traffic acquisition cost increased by $56.1 million, or 20.9%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.
Traffic acquisition cost increased at a rate higher than revenue primarily due to the testing of ad formats with Yahoo and the recognition of Revenue as an offset to Traffic Acquisition Cost in the three months ended September 30, 2024.
The cost of guarantees (total payments due under guarantee arrangements in excess of amounts the Company would otherwise be required to pay under revenue sharing arrangements) as a percentage of traffic acquisition costs were approximately 12% and 21% for the three months ended September 30, 2025 and September 30, 2024, respectively.
Other cost of revenues increased by $1.5 million, or 4.8%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, mainly as a result of a $2.5 million increase in data and hosting expense, and a $0.6 million increase in salaries and related expenses, which were partially offset by a decrease of $1.5 million in depreciation expenses related to our servers due to useful life reassessment.
Research and development expenses increased by $1.1 million, or 3.1%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, mainly as a result of a $1.6 million increase in salaries and related expenses, and a $0.3 million increase in rent expenses, which were partially offset by a decrease of $0.8 million depreciation expenses related to our servers.
Sales and marketing expenses increased by $2.3 million, or 3.4%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, mainly as a result of a $2.3 million increase in advertising and promotion expenses related to the launch of Realize.
General and administrative expenses increased by $0.8 million, or 3.2%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, mainly as a result of a $0.6 million increase in professional fees and a $0.2 million increase in rent expenses.
Finance income (expenses), net decreased by $1.6 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily attributable to a $1.6 million decrease in interest expenses due to the refinancing of our long-term debt.
Tax expenses decrease by $8.1 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. In 2025, we introduced a full-year effective tax rate (ETR) methodology to better align our tax reporting with long-term operational performance. This approach provides a more consistent view of our underlying profitability, but it can also create some variability in quarterly tax results particularly in years with dynamic growth, evolving geographic mix, or discrete tax events. Quarterly fluctuations in our tax expense and ETR are not necessarily reflective of changes in our core business. This decrease is also attributable to the Company’s seasonality trends and the decrease in the Company’s intangible assets

The following table provides consolidated statements of loss data for the periods indicated:

(dollars in thousands)	Nine months ended September 30,
	2025	2024
	Unaudited
Revenues	$1,389,731	$1,275,180
Cost of revenues:
Traffic acquisition cost	901,299	821,737
Other cost of revenues	94,495	96,835
Total cost of revenues	995,794	918,572
Gross profit	393,937	356,608
Operating expenses:
Research and development	111,305	106,264
Sales and marketing	207,228	200,253
General and administrative	75,117	71,397
Total operating expenses	393,650	377,914
Operating income (loss)	287	(21,306)
Finance expenses, net	(6,491)	(3,740)
Loss before income taxes	(6,204)	(25,046)
Income tax expenses	(1,647)	(11,857)
Net loss	$(7,851)	$(36,903)

Comparison of the Nine months ended September 30, 2025 and 2024
Revenues increased by $114.6 million, or 9.0%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, mainly as the result of an increase in the number of Scaled Advertisers. This was concentrated in our core native and programmatic advertisers. From a publisher perspective, new digital property partners contributed approximately $91.2 million of new Revenues on a 12-month run rate basis calculated based on their first full month on the network. Existing digital property partners, including the growth of new digital property partners (beyond the revenue contribution determined based on the run-rate revenue generated by the partners when they are first on-boarded) increased by approximately $23.4 million.
Gross profit increased by $37.3 million, or 10.5%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Ex-TAC Gross Profit, a non-GAAP measure, increased by $45.8 million, or 10.1% , for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily benefiting from growth in advertising spend as well as a margin increase.
Total cost of revenues increased by $77.2 million, or 8.4%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Traffic acquisition cost increased by $79.6 million, or 9.7%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
The cost of guarantees (total payments due under guarantee arrangements in excess of amounts the Company would otherwise be required to pay under revenue sharing arrangements) as a percentage of traffic acquisition costs were approximately 15% and 19% for the nine months ended September 30, 2025 and September 30, 2024, respectively.
Other cost of revenues decreased by $2.3 million, or 2.4%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily as a result of a $4.8 million decrease in digital service tax expenses and a $4.7 million decrease in depreciation expenses related to our servers due to useful life reassessment, which were partially offset by an increase of $6.1 million in data, hosting and and IT related expenses, and a $1.1 million increase in salaries and related expenses.
Research and development expenses increased by $5.0 million, or 4.7%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, mainly as a result of a $5.8 million increase in salaries and related expenses, and a $0.8 million increase in IT services, and a $0.6 million increase in rent expenses, which were partially offset by a decrease of $1.9 million depreciation expenses related to our servers, and a $0.5 decrease in share-based compensation expenses.
Sales and marketing expenses increased by $7.0 million, or 3.5%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, mainly as a result of a $7.0 million increase in salaries and related expenses, a $5.2 million increase in advertising and promotion expenses related to the launch of Realize, and a $1.7 million increase in sales kick off event expenses, which were partially offset by a decrease of $6.8 million in amortization expenses related to acquired intangible assets.
General and administrative expenses increased by $3.7 million, or 5.2%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, mainly as a result of a $2.5 million increase in professional fees, and a $1.1 million increase in salaries and related expenses.
Finance expenses, net increased by $2.8 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, mainly attributable to a $7.5 million increase resulting from the establishment of the Revolving Credit Facility, which was partially offset by a decrease of $5.0 million in interest expenses mainly due to the refinancing of our long-term debt.
Tax expenses decreased by $10.2 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. In 2025, we introduced a full-year effective tax rate (ETR) methodology to better align our tax reporting with long-term operational performance. This approach provides a more consistent view of our underlying profitability, but it can also create some variability in quarterly tax results particularly in years with dynamic growth, evolving geographic mix, or discrete tax events. Quarterly fluctuations in our tax expense and ETR are not necessarily reflective of changes in our core business. This decrease is also attributable to the Company’s seasonality trends and the decrease in the Company’s intangible assets.
Liquidity and Capital Resources
Our primary cash needs are for working capital, personnel costs, contractual obligations, including payments to digital property partners, office leases and software and information technology costs, capital expenditures for servers and capitalized software development, funding our share buyback program, payment of interest on our revolving loan and other commitments. We fund these cash needs primarily from cash generated from operations, as well as from cash and cash equivalents on our balance sheet when required. For the nine months ended September 30, 2025 and 2024, we generated cash from operations of $148.7 million and $122.4 million, respectively.
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
As of September 30, 2025 and December 31, 2024, we had $115.5 million and $226.6 million of cash and cash equivalents, respectively, and $1.5 million and $1.7 million in short and long-term restricted deposits, respectively, used, mainly, as security for our lease commitments and $3.8 million of short-term investments as of December 31, 2024. As of September 30, 2025, we did not hold short-term investments. Cash and cash equivalents consist of cash in banks and money market funds. Short-term investments generally consist of bank deposits.
We believe that this, together with net proceeds from our engagements with Advertisers and digital property partners, will provide us with sufficient liquidity to meet our working capital and capital expenditure needs for at least the next 12 months. In the future, we may be required to obtain additional equity or debt financing in order to support our continued capital expenditures and operations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, this could reduce our ability to compete successfully and harm our business, growth, and results of operation
On March 18, 2025, we entered into a revolving credit facility (the “2025 Revolving Credit Agreement”), which provides for borrowings in an aggregate principal amount of up to $270.0 million (the “Revolving Facility”). The proceeds of the Revolving Facility can be used to finance working capital needs and general corporate purposes. Borrowings under the Revolving Facility are subject to customary borrowing conditions and will bear interest at a variable annual rate based on Term SOFR or Base Rate plus a fixed margin. The 2025 Revolving Credit Agreement also contains customary representations, covenants and events of default as well as a financial covenant, which places a limit on our allowable net leverage ratio. As of September 30, 2025, the Company was in compliance with the Revolving Facility covenants.
As of September 30, 2025, we had $74.0 million of outstanding principal amount under the Revolving Facility. Borrowings under the 2025 Revolving Credit Facility are voluntarily prepayable from time to time without premium or penalty except in certain cases. Borrowings prepaid may be re-borrowed prior to maturity of the 2025 Revolving Credit Agreement pursuant to customary conditions and restrictions. All borrowings under the 2025 Revolving Credit Agreement are due at maturity on March 18, 2030.

Share Buyback Program
Our board of directors authorized a share buyback program for the repurchase of our outstanding Ordinary shares and Non-voting Ordinary shares, which commenced in June 2023 and does not have an expiration date (the “Buyback Program”). In 2023, our board of directors authorized up to $80.0 million of buybacks under the Buyback Program. In February 2024, our board of directors authorized up to $100.0 million for use under the Buyback Program, including any remaining authority from the 2023 board of directors authorization and in February 2025, our board of directors authorized up to an additional $200.0 million for use under the Buyback Program. In July 2025, our board of directors authorized up to an additional $200.0 million for use under the Buyback Program. As permitted by the Buyback Program, share repurchases may be made from time to time, in privately negotiated transactions or in the open market, including through trading plans intended to comply with Rule 10b5-1, at the discretion of our management and as permitted by securities laws and other legal requirements, including Rule 10b-18 of the Exchange Act. The Buyback Program does not obligate the Company to repurchase any specific number of shares and the number of shares repurchased may depend upon market and economic conditions and other factors. The Buyback Program may be discontinued, modified or suspended at any time.
During the nine months ended September 30, 2025, we repurchased 58.3 million of our shares consisting of 44.5 million Ordinary shares and 13.8 million Non-voting Ordinary shares at an average price of $3.15 per share (excluding broker and transaction fees of $1.1 million). As of September 30, 2025, the Company had remaining authorization from our board of directors to repurchase Ordinary shares and Non-Voting Ordinary shares up to an aggregate amount of $261.9 million. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Note 9 and Note 12 of Notes to the Unaudited Interim Consolidated Financial Statements.
Our future capital requirements and the adequacy of available funds will depend on many factors, including the risks and uncertainties set forth in our 2024 Form 10-K under Item 1A. “Risk Factors,” and in our subsequent filings with the SEC.
The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2025	2024
	Unaudited
Cash Flow Data:
Net cash provided by operating activities	$148,711	$122,396
Net cash used in investing activities	(28,211)	(20,084)
Net cash used in financing activities	(236,504)	(62,321)
Exchange rate differences on balances of cash and cash equivalents	4,896	1,131
Increase (decrease) in cash and cash equivalents	$(111,108)	$41,122

Operating Activities
During the nine months ended September 30, 2025, net cash provided by operating activities was $148.7 million, an increase of $26.3 million, compared to $122.4 million for the same period in 2024. The $148.7 million was related to our net loss of $7.9 million adjusted by non-cash charges of $125.0 million and positive changes in working capital of $31.6 million.
The $125.0 million of non-cash charges primarily consisted of depreciation and amortization of $64.8 million, share-based compensation expense related to vested equity awards of $47.8 million, Commercial agreement asset amortization expenses of $12.2 million and loss on extinguishment of debt of $6.6 million, partially offset by a $4.9 million of net gains from financing expenses and a decrease of $2.5 million due to revaluation of Warrants liability.
The $31.6 million increase in cash resulting from changes in working capital primarily consisted of a $61.2 million decrease in trade receivables, net and a $0.9 million decrease in prepaid expenses partially offset by $21.1 million decrease in accrued expenses and other current liabilities, a $7.6 million decrease in trade payables, net and a $5.5 million decrease in deferred taxes, net.
Net cash provided by operating activities of $122.4 million for the nine months ended September 30, 2024, was related to our net loss of $36.9 million adjusted by non-cash charges of $124.8 million and changes in working capital of $34.5 million.
The $124.8 million of non-cash charges consisted of depreciation and amortization of $76.0 million, share-based compensation expense related to vested equity awards of $51.9 million and Commercial agreement asset amortization of $1.4 million, partially offset by decrease of $4.6 million due to revaluation of Warrants liability.
The $34.5 million increase in cash resulting from changes in working capital primarily consisted of a $23.8 million decrease in prepaid expenses and other assets, $23.0 million increase in accrued expenses and other liabilities and $13.0 million decrease in trade receivables, net, partially offset by a $12.9 million decrease in trade payables and $11.0 million decrease in deferred taxes, net.
Investing Activities
During the nine months ended September 30, 2025, net cash used in investing activities was $28.2 million, an increase of $8.1 million, compared to $20.1 million in net cash used in the same period in 2024. Net cash used in investing activities for the nine months ended September 30, 2025, primarily consisted of $32.2 million purchase of property and equipment, including capitalized internal-use software, partially offset by $4.0 million proceeds from maturities of short-term investments.
Net cash used in investing activities was $20.1 million for the nine months ended September 30, 2024, primarily consisted of $25.1 million purchase of property and equipment, including capitalized internal-use software partially, offset by $5.8 million proceeds from maturities of short-term investments.
Financing Activities
During the nine months ended September 30, 2025, net cash used in financing activities was $236.5 million, an increase of $174.2 million, compared to $62.3 million net cash used in the same period in 2024. Net cash used in financing activities for the nine months ended September 30, 2025 primarily consisted of $184.6 million repurchase of Ordinary shares and Non-voting Ordinary shares, $122.7 million repayment in full of the long-term loan, $52.5 repayment of revolving credit facility, $3.1 million payments of tax withholding for share-based compensation, $1.9 million payments on account of Ordinary shares repurchases, and $0.9 million issuance costs for the 2025 Revolving Credit Facility, partially offset by $124.0 million of proceeds from Revolving Credit Facility, net of issuance costs, and $5.3 million exercise of options and vested RSUs.
Net cash used in financing activities was $62.3 million for the nine months ended September 30, 2024, primarily consisting of $64.5 million repurchase of Ordinary shares and Non-voting Ordinary shares and $2.4 million payment of tax withholding for share-based compensation expenses, partially offset by $5.7 million in proceeds received from exercise of options and vested RSU.

Contractual Obligations
The following table discloses aggregate information about material contractual obligations and the periods in which they are due as of September 30, 2025. Future events could cause actual payments to differ from these estimates.

	Contractual Obligations by Period
	2025	2026	2027	2028	2029	Thereafter
	(dollars in thousands)
Debt Obligations (1)	$—	$—	$—	$—	$—	$74,000
Operating Leases (2)	$7,909	$32,507	$27,030	$15,185	$8,205	$15,060
Non-cancellable purchase obligations (3)	$21,788	$11,097	$4,713	$102	$—	$—
Total Contractual Obligations	$29,697	$43,604	$31,743	$15,287	$8,205	$89,060
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
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty. The table above does not reflect any reduction for prepaid obligations as of September 30, 2025.
As of September 30, 2025, we have a provision related to unrecognized tax benefit liabilities totaling $11.5 million and other provisions related to severance pay and contribution plans, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.
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
	nine months ended
	September 30,
	2025		2024
	(dollars in thousands)
	+10%	-10%	+10%	-10%

NIS/USD	$(220)	$220	$(1,260)	$1,260
EUR/USD	$1,266	$(1,266)	$3,077	$(3,077)
GBP/USD	$(876)	$876	$(2,183)	$2,183
JPY/USD	$229	$(229)	$700	$(700)
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
As of September 30, 2025, we had $74.0 million of outstanding borrowings under our 2025 Revolving Credit Facility with a variable interest rate. See Liquidity and Capital Resources for information regarding our revolving credit facility.
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
As of September 30, 2025 and December 31, 2024, no single customer accounted for 10% or more of accounts receivable or total revenue for those respective periods, except as disclosed in Note 12 of Notes to the Unaudited Interim Consolidated Financial Statements.
As of September 30, 2025, we maintained cash balances primarily in banks in the United States, the United Kingdom and Israel. In the United States and United Kingdom, the Company deposits are maintained with commercial banks, which are insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”) and Financial Services Compensation Scheme (“FSCS”), which is authorized by the Bank of England (acting in its capacity as the Prudential Regulation Authority), respectively. In Israel, commercial banks do not have government-sponsored deposit insurance. Historically we have not experienced losses related to these balances and believe our credit risk in this area is reasonable. As of September 30, 2025, we maintained cash balances with U.S. and United Kingdom banks that significantly exceed FDIC and FSCS insurance limits and expect we will continue to do so. We regularly monitor bank financial strength and other factors in determining where to maintain cash deposits but may not be able to fully mitigate the risk of possible bank failures.
As of September 30, 2025 the Company did not hold short-term investments.
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

ITEM 4:CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

ITEM 2 :Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents Ordinary shares and Non-voting Ordinary shares repurchased pursuant to our Ordinary share buyback program for the three months ended September 30, 2025.

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (3)
July 1 - July 31, 2025	3,055,451	$3.59	3,055,451	$285,343,747
August 1 - August 31, 2025	3,604,763	$3.29	3,604,763	$273,478,265
September 1 - September 30, 2025	3,380,134	$3.43	3,380,134	$261,892,140
(1)Excludes broker and transaction fees.
(2)Includes 2,291,311 Non-voting Ordinary shares.
(3)Our board of directors authorized a share buyback program of our outstanding Ordinary and Non-voting Ordinary shares, which commenced in June 2023 and does not have an expiration date (the “Buyback Program”). In 2023, our board of directors authorized up to $80.0 million of buybacks under the Buyback Program. In February 2024, our board of directors authorized up to $100.0 million for use under the Buyback Program, including any remaining authority from the 2023 board of directors authorization. In February 2025, our board of directors authorized up to an additional $200.0 million for use under the Buyback Program. In July 2025, our board of directors authorized up to an additional $200,0 million for use under the Buyback Program. The Buyback Program permits us to purchase our Ordinary shares from time to time in the open market, including through trading plans intended to comply with Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. The timing and amount of any share buybacks will be subject to market conditions and other factors determined by the Company. The Company may suspend, modify or discontinue the program at any time in its sole discretion without prior notice.

ITEM 3: Defaults upon Senior Securities
None.

ITEM 4: Mine Safety Disclosures
Not applicable.

ITEM 5: Other Information
On October 15, 2025, the Repurchase Agreement between the Company and Yahoo terminated in accordance with its terms, following notice from Israeli counsel that approval from the Israeli Competition Authority was not required. The description of the Repurchase Agreement included in the Company’s Current Report on Form 8-K filed on March 19, 2025 and Annual Report filed on February 26, 2025, is incorporated herein by reference.

Exhibit No.	Exhibit Description
10.1#†	Amendment No. 4, dated July 25, 2025, to the Digital Property and Services Agreement dated as of November 28, 2022 by and between Taboola, Inc. and Yahoo, Inc. and its affiliates
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
# Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.
† Certain schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on this 5th day of November 2025.

By: /s/ Stephen C. Walker
Name: Stephen C. Walker
Title: Chief Financial Officer