Form 10-K
period 2025-12-31
Taboola.com Ltd.
filed 2026-02-25
CIK 1840502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting shares held by non-affiliates of the Registrant, based on the closing price of the shares of $3.66 on June 30, 2025 the last business day of the registrant’s most recently completed second fiscal quarter was approximately $608 million.

As of February 20, 2026 the Registrant had a total of 277,598,444 outstanding shares, which includes 247,558,800 Ordinary shares and 30,039,644 Non-voting Ordinary shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2026 definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, are incorporated by reference in Part III of this Form 10-K.

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
•If Realize is not successful, if it fails to gain market acceptance, or if it does not deliver the financial accretion we expect, our business, operating results, financial condition and reputation could be adversely affected;
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
Our Company
Taboola is a technology company that helps businesses grow by placing ads on publisher sites, mobile apps, and devices, which we collectively refer to as digital properties. We operate outside of the major search and social media walled gardens such as Meta, Google, and Amazon. Thousands of Advertisers trust us to drive growth, while approximately 14,000 digital property partners, including NBCNews, Disney, Yahoo, and Apple, rely on us for monetization and audience growth. Our scale is meaningful - we reach over 600 million people a day, gaining real-time insight into what people read and buy. This gives us unique “pulse of the internet” data - which alongside our artificial intelligence (AI) - is our competitive advantage and helps our advertiser clients achieve exceptional returns on their advertising spend.
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
Increasing Focus on Privacy. Government regulators, consumers, and technology companies are focusing their attention on the use of personal data and related privacy practices. This has led to increased regulation, such as the European Union’s General Data Protection Regulation, or GDPR, its equivalent in the United Kingdom (commonly referred to as the UK GDPR), and the California Consumer Privacy Act (as modified by the California Privacy Rights Act), or CCPA. In parallel, major Internet browsers, such as Safari and Firefox are already blocking third party cookies and Google has announced plans to provide users with more control over their privacy settings in Google Chrome, with changes to the use of third-party cookies subject to regulatory review and phased implementation over time. These changes pose a challenge for the digital marketing landscape, which currently relies extensively on third-party cookie data for personalization and must adapt to comply with increasing regulation of personal data. Google's Privacy Sandbox is an initiative aimed at replacing third-party cookies with privacy-preserving alternatives for ad targeting and measurement in Chrome, including approaches that rely on on-device processing and aggregated data. Companies with first party data have a major advantage in general, including in the Sandbox ecosystem, because they can leverage direct user interactions for personalized advertising and measurement, while others must rely on low scale signals like alternative IDs, or Google's limited, aggregated insights, reducing their control over audience targeting and performance tracking.
Our Market Opportunity
We believe Advertisers want and need a dedicated solution for performance advertising. Generic solutions that aim to service the entire end-to-end marketing funnel (from brand awareness to purchasing) are not optimized to deliver performance outcomes to advertisers on inventory found outside search and social media platforms. Our opportunity is to offer a highly specialized performance advertising platform to the market that delivers performance outcomes, regardless of format, placement or supply type. In February 2025, we announced the launch of Realize, our new performance advertising platform built to drive results at scale on digital publisher properties outside of search and social media platforms.
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

Massive, direct reach in brand safe environments: Realize reaches over 600 million daily active users on many of the world’s most well-known editorial and other properties. All of our supply partners are directly connected meaning advertisers do not have to trace complex supply chains when working with Realize. Advertisers can easily select which properties they wish to appear on based on their own brand safety criteria

Multiple creative formats and tools: Realize supports a range of different creative formats across a diverse set of placements on the publisher page. These formats make it easy for advertisers to re-use existing static or video creative assets they have built for display campaigns or social media. We also provide them with Generative AI tools to easily adapt existing creative or to create new ones from scratch meaning that most every type of advertiser can easily start working with Realize

Advanced Audience Targeting options: Using signals based on what users are reading and how they interact with our network of publishers, we offer advertisers a range of proprietary targeting options that drive down customer acquisition costs by connecting the right ads with the right audience
Our Platform for Digital Properties
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

Our Performance Technology
Our Research and development team has spent over a decade developing the proprietary Performance AI technology used in our core product, solving an incredibly complex problem — how to match personalized ad to millions of available articles and videos, in real-time, when you have over 600 million daily active users, exposed to multiple ad impressions a day, and need to optimize for diverse outcomes and support multiple pricing models.
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
To maximize the probability of a user engaging with an ad, we support multiple ad formats, including standard display, video and native formats used on social media and other channels, that include images, videos, text and interactive elements. We also support specialized elements, such as product price, discount, number of items left in stock, mobile app rating and more. Selecting the optimal ad also involves determining the best version and format of the ad from a very large number of combinations; Taboola does so by running a scalable infrastructure of multi-variant testing, which in turn allows the algorithm to choose the best creative combination efficiently.
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
Our performance platform allows both digital properties and Advertisers to control their brand identity within Taboola’s network. For example, digital properties can set “acceptance profiles” to determine which types of Advertisers we will recommend, and Advertisers can target or block selected digital properties. To consistently regulate the quality of our network, we also maintain a public content policy and employ a content review team that reviewed over ten million items in the fourth quarter of 2025. This combination of technology and human review is designed to create a consistently high level of brand safety and quality content within our network.
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

Infrastructure
To successfully deliver optimized recommendations to over 600 million daily active users, and 500,000 recommendation related requests every second, we developed powerful software and hardware infrastructures from the ground up.
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
As of December 31, 2025 we utilized approximately 14,000 servers; four back-end data centers processing over 170TB of data per day to train our AI engine; and seven front-end global data centers that, together, have served up to 1.2 trillion recommendations monthly. We use around 650,000 CPU cores, 3.1PB of memory and around 99,000PB of storage overall.
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
•High Reach and Scale. We have over 600 million daily active users across the globe, enabling Advertisers to run campaigns at scale.
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
Digital Properties
Taboola had approximately 14,000 digital property partners in the fourth quarter of 2025, including many premium properties such as Yahoo, Microsoft, NBCUniversal, CBSi, Business Insider, The Independent and El Mundo. These partners value our ability to drive new audiences to their sites, engage their users, and monetize their digital properties, while our data insights assist them in making informed editorial decisions. Our value is evidenced by our many multi-year, exclusive partnerships. As of December 31, 2025 our average contract term length with our digital properties was over two years as measured by contract duration at inception; some of our largest partners have even longer-term agreements. Yahoo and Microsoft are our largest partners. Other than Yahoo and Microsoft, no other digital property partner accounted for 5% or more of our Revenues generated from Advertisers on digital properties in 2025.
Advertisers
We had approximately 2,200 Scaled Advertisers working with us directly, or through advertising agencies, worldwide during the fourth quarter of 2025. We define a Scaled Advertiser as an Advertiser that has more than $100,000 of cumulative gross spend on our network on a trailing four quarter basis. Over each of the last three years, a significant majority of our Revenues came from Scaled Advertisers working with us directly, rather than via an agency. We support the leading programmatic channels via integrations with leading demand side platforms, or DSPs. Thanks to the effectiveness of our recommendation engine, many of our Advertiser clients are considered “always on,” which means they continuously invest on our platform, rather than running finite campaigns.
Our Advertiser customer base is highly diverse. Some of the verticals we have seen strong adoption in are health & fitness, finance, hobbies & interests, technology computing, home & garden, shopping and automotive. Our ten largest Advertisers accounted for less than 10% of total Revenues on our network in 2025, with none larger than 3%.
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
Advertising Intermediaries. A large number of companies provide a solution to one or more of the steps involved in the buying and selling of advertisements online. These include The Trade Desk, Magnite, PubMatic, Xandr, Plista, TripleLift, RevContent, Teads and others. While these companies may be in competition with us, some are also partners of ours.
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
Historically, we have not patented our proprietary technology in order to keep our technology architecture, trade secrets, and engineering roadmap private; however, as of December 31, 2025, we own approximately twenty issued patents. We also own registrations for certain domain names, trademarks and service marks in the United States and in certain locations outside the United States. Additionally, we rely upon common law protection for certain trademarks. We generally enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with our partners and clients with whom we conduct business, in order to limit access to, and disclosure and use of, our proprietary information.
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
Historically, we have not collected data that would enable the direct identification of Internet users. As of December 31, 2025, we used only pseudonymous data about Internet users on our platform to manage and execute digital advertising campaigns. We either collect this data directly from users’ devices or it is passed to us by third parties. We provide consumers with notice about our use of cookies and our collection and use of data in connection with the delivery of targeted advertising and allow them to opt-out from the use of data we collect for the delivery of targeted advertising.
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
For example, the California Consumer Privacy Act (as amended by the California Privacy Rights Act), or CCPA, increases privacy rights for California consumers and imposes obligations on companies that process their personal data (including device identifiers, IP addresses, cookies and geo-location). Among other things, the CCPA requires covered companies to provide disclosures to California consumers and provide such consumers with data protection and privacy rights, including the ability to opt-out of certain sales or sharing of personal data, including for targeted advertising, and the ability to limit the processing of certain sensitive personal data. Furthermore, the California Delete Act requires certain businesses to register annually as data brokers and, in 2026, to begin processing deletion requests through a centralized state-managed mechanism. This creates recurring obligations to delete and suppress personal information and may increase the volume of consumer requests and associated compliance costs.
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
Moreover, there has been a rise in enforcement action and regulation for data privacy in various sectors. For example, Washington state has passed the first comprehensive state health data law, the Washington My Health My Data Act, or MHMD, and now requires Taboola to obtain opt-in consent for processing health data in Washington or of Washington consumers. MHMD broadly defines health data to include data that is inferred from nonhealth data when that information is used by a covered entity, or its processor, to associate or identify a consumer with health data. This broad definition means that Taboola will be limited with what advertising services it can provide in Washington to customers in the health and wellness field. MHMD also provides a private right of action for consumers to sue entities that process their data in violation of the MHMD.
Additionally, as of Q1 2026, several states have implemented new frameworks aimed at increasing digital service provider accountability for minor users. These emerging laws—which include 'App Store Accountability Acts' and similar statutes in Texas, Utah, and Louisiana—generally seek to require covered businesses to implement age-assurance and parental consent mechanisms. While some of these statutes are currently subject to preliminary injunctions or other constitutional challenges that may delay or prohibit their enforcement, they signify a growing regulatory trend toward mandated age-verification and stricter controls on advertising to younger audiences. If widely enforced, these requirements could increase our compliance costs and limit our ability to serve personalized ads to users in certain jurisdictions.
This heightened focus on sensitive data extends to federal enforcement as well. The FTC has issued substantial fines to HIPAA covered entities for sharing protected health information with third parties like Taboola for advertising purposes and has released guidance around what kind of online tracking activity constitutes sharing protected health information. This new guidance on the scope of HIPAA applicability reduces the data we can collect on users.
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
Privacy Regulation in Europe
Our business activities are also subject to foreign legislation and regulation. For example, we are required to comply with the General Data Protection Regulation, or GDPR, in the European Economic Area, or EEA, and the GDPR’s equivalent in the United Kingdom, or UK GDPR, which impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data (including online identifiers and location data). The GDPR and UK GDPR enhance data protection obligations for “controllers” of such data and for service providers, called “processors,” processing the data. They also provide certain rights, such as access and deletion, to the individuals about whom the personal data relates and we have adapted our services to accommodate such rights. The digital advertising industry has collaborated to create a user-facing framework, which we use as of December 31, 2025, for establishing and managing legal bases under the GDPR and other EEA privacy laws including the EU Directive 2002/58/EC (as amended by Directive 2009/136/EC).
While the UK GDPR currently imposes substantially the same obligations as the GDPR, the UK GDPR will not automatically incorporate changes to the GDPR going forward (which would need to be specifically incorporated by the United Kingdom, or UK, government). Moreover, in June 2025 the UK government enacted the Data (Use and Access) Act 2025, which modifies the UK GDPR streamlining certain rules. While these reforms overall aim to reduce the compliance burden for particular data uses, they maintain strict protections for sensitive data and create new duties for the Information Commissioner’s Office to consider children’s vulnerability in data processing, all of which creates a risk of divergent parallel regimes and related uncertainty, along with the potential for increased compliance costs and risks for affected businesses. Failure to comply with the GDPR or UK GDPR can result in fines of up to 4% of global annual revenue or €20 million (or £17 million under the UK GDPR), whichever is greater. In addition, some EU countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

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
Privacy Regulation in the Asia-Pacific Region
Our business activities are also subject to legislation and regulation in the Asia-Pacific region. Following the implementation of the GDPR, many jurisdictions have moved to amend, release, review and strengthen their existing data privacy and cybersecurity laws, and there has been a progressive effort in the region to work towards coordination of their otherwise disparate laws. For example, many countries have also sought out adequacy decisions from the EU. Recent legislative updates have further increased compliance obligations. For example, New Zealand’s Privacy Amendment Act 2025, effective May 1, 2026, introduces new transparency requirements for the indirect collection of personal information from third-party sources. In South Korea, the Personal Information Protection Act (PIPA) was overhauled in 2023 and 2024. Furthermore, China’s Personal Information Protection Law (PIPL) continues to evolve with a new mandatory certification pathway for cross-border data transfers taking effect on January 1, 2026. These updates, alongside established regulations in Japan and Thailand, increasingly align with the GDPR’s extraterritorial scope and strict consent standards.
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
In August 2023, India passed the Digital Personal Data Protection Act, or DPDP Act, a comprehensive privacy law with extra-territorial effect that mirrors other privacy laws like the GDPR and puts requirements on data fiduciaries for when and how they can process data and gives data subjects rights to their data. Following the formalization of the DPDP Rules in November 2025, the Act is entering a phased implementation period, with compliance obligations—including new standards for consent management and breach notification—becoming mandatory in early 2027. Penalties for violating the DPDP Act can be up to INR 250 crores (approximately $30 million).
Other jurisdictions, such as Singapore, Malaysia and Hong Kong have recently finalized updates to their privacy and cybersecurity frameworks. In Malaysia, the 2024 amendments to the Personal Data Protection Act are now fully in effect, while Hong Kong enacted its first comprehensive cybersecurity law on January 1, 2026. These developments signify a shift from legislative review to active enforcement, which may increase our compliance obligations and operational complexity across the region.

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
Artificial Intelligence
The AI regulatory landscape is rapidly evolving across U.S. Federal, state, and international jurisdictions. Existing laws, such as those governing data privacy, regulate certain aspects of AI and new regulations are expected to take effect. In the U.S., the Biden Administration's 2023 Executive Order on AI articulates, among other things, certain standards and guidelines for AI safety and security and directs federal agencies to create additional standards and regulations for the use or oversight of AI. At the U.S. state level, the Utah Artificial Intelligence Policy Act entered into force in May 2024 while the effective date for the Colorado Artificial Intelligence Act was moved from February to June 2026. In California, the California AI Transparency Act entered into force on January 1, 2026 along with the new automated decision-making regulations that restrict or limit the use of AI technologies in certain decisioning contexts.
In the European Union, the EU Artificial Intelligence Act (“AI Act”) entered into force in August 2024 and is gradually taking effect through 2027. The AI Act established a risk-based governance framework requiring transparency, risk assessments, human oversight, as well as compliance with security and accuracy standards, with potential fines of up to 7% of global annual turnover. In parallel, the European Union in December 2024 updated its Product Liability Directive to specifically address AI and enable claims for damages brought by European Union users of AI systems. We are assessing, and will continue to assess, the scope of application, impact and risks these AI regulations may have on our business.
Human Capital
We strive to create a diverse, inclusive and ambitious environment where every employee can discover and unleash their potential to achieve individual and collective success, in compliance with applicable laws and regulations. Our employees are our most valuable asset.
Employees
On December 31, 2025, we had approximately 2,000 employees, the majority of which have been employed by Taboola for over three years (including service periods of persons employed by Connexity prior to Taboola’s acquisition of Connexity). We have approximately 400 employees working in research and development, with an average tenure of six years.
As of December 31, 2025, our employees are not covered by a collective bargaining agreement, except as required by law under arrangements in France, Spain, and Brazil, covering a total of approximately 90 employees. We have never experienced a general strike or similar work stoppage.
Transparency
The ability to be transparent and share and discuss our business challenges and opportunities openly and broadly with all our employees is important to our success. We promote an open dialogue with our employees through all-hands meetings, usually twice a month, which include Q&A sessions with senior leadership. We conduct annual and topic-specific employee feedback surveys which consistently close to 90% or higher response rate. Survey results are shared publicly with our managers and employees. We continue to adjust our investment in human capital based on the feedback from our employees.
Talent Acquisition and Development
We are focused on recruiting and retaining talented employees across the organization, with a particular focus on unique talent in algorithms, product, customer relationship management and many other areas that are critical to our success. We continue to invest to hire and retain top talent in all of our offices, and provide competitive compensation for our employees and a range of flexible benefits, including an industry-leading parental leave policy. We are proud to have been consistently recognized as a top employer across the globe. In 2024, we received our first-ever Great Place to Work awards in APAC, with wins across Thailand, Taiwan, and India. This success extended to the U.S. where we earned a Great Place to Work award and were named a Best Workplace in Marketing & Advertising by Fortune, as well as one of the 100 best large companies to work for by Built In in our major offices across New York, Boston, Los Angeles, Chicago and Atlanta. We were also named a Best Place to Work by UK's Campaign and a top high-tech company in Israel by Dun & Bradstreet. Our strong external reputation led to a quarterly average of over 70,000 candidates applying to work at Taboola in 2025. For new hires, we developed an onboarding program tailored towards their roles and responsibilities. On an ongoing basis, we invest in training and development programs that help our employees achieve their career goals, build management skills and lead their organizations. We have two formal career feedback discussions per year where managers and their employees discuss progress and feedback for each other. We believe in developing and promoting top talent from within: in 2025, approximately 15% of our employees were offered an opportunity for career advancement within the company.
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
Throughout 2025, we continued to see the results of our initiatives. With respect to finding top diverse talent, we continued assessing our current workforce demographics by region and business unit, and measured our goals and guidelines in efforts of diversifying our recruitment funnel at the first assessment stage. We are committed to wellness and diversity in recruiting with our Diverse Interview Slate Campaign to promote diversity in the interview process and reduce biases, which has led to hiring more women managers in technical roles. We further invested in strategic partnerships with employment platforms that provide us multi-pronged access to highly skilled underrepresented talent, who may not currently be on our platform, such as Built-In, Ivy Research Council, and Jopwell. As a result, in 2025, we saw that 53% of our new hires were women and 26% of those women were hired into technical positions.
Within the organization, in 2025 we had nine Employee Resource Groups with each having an annual budget to sponsor programming and events. We also have a mentorship program connecting Black, Indigenous and People of Color (BIPOC) talent to senior leaders. We continue to have a number of global and region-specific initiatives held to promote a culture of inclusion and belonging - such as, workshops, panels, networking events and communities for various interest groups. We also partner with Gold Enterprises to create robust programming for our multi-year wellness and diversity training plan.
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

Executive Officers (as of December 31, 2025)
Adam Singolda (44) has been the Chief Executive Officer, as well as a director, of Taboola since it began operations in 2007. He also serves as a member of the board of directors of K Health, the healthcare startup he co-founded in 2016. Prior to that Mr. Singolda studied Computer Science at The Open University of Israel and spent 6½ years serving in an advanced cyber technology unit of the Israel Defense Forces, or IDF, serving as a research and development engineer and manager. He graduated from the IDF officers’ academy with honors. Mr. Singolda’s experience as the founder and Chief Executive Officer of Taboola makes him exceptionally well qualified to serve on our board of directors.
Eldad Maniv (57) has been the President and Chief Operating Officer of Taboola since 2012. Mr. Maniv leads Taboola’s worldwide operations including Taboola’s sales, professional services, and human resources organizations. Mr. Maniv has spent approximately two decades building technology companies in the United States and Israel, having previously served in executive positions at BMC Software, Zend Technologies, and Identify Software. Earlier in his career, he founded NextNine which was acquired by Honeywell. Mr. Maniv currently serves as a director on the board of directors of Verbit.ai. Mr. Maniv holds a B.S. degree from the Talpiot program at the Hebrew University in Jerusalem, and served five years as a systems engineering officer in an intelligence unit of the Israel Defense Forces.

Stephen Walker (56) has been Chief Financial Officer of Taboola since June 2020. Prior to that, he served as Taboola’s Senior Vice President of Worldwide Sales Operations from 2015 to 2020 and as the General Manager of Taboola-X product between 2014 and 2015. From 2007 until 2014, he served as President and Chief Operating Officer of Perfect Market, until it was acquired by Taboola. Earlier, Mr. Walker held positions in Idealab’s New Ventures Group and led several of Idealab’s portfolio companies. Mr. Walker has a B.S. degree in Computer Science and Finance from Boston College and an M.B.A degree from Harvard Business School.
Kristy Sundjaja (48) has been Chief People Officer since February 2022. Prior to that she served as Senior Vice President of People Operations for Taboola from 2019 to 2022. Prior to joining Taboola in 2019, she co-founded Exceptional Artists Foundation in 2017, a non-profit organization empowering the disabled community, and remains as its President. From 2012 to 2017, Ms. Sundjaja was the Chief of Staff and the Global Head of People at LivePerson. Between 2009 and 2012, Ms. Sundjaja was the Head of Industry Transformation Teams at New York City Economic Development Corporation. Prior to that, Ms. Sundjaja was an Associate Partner at Oliver Wyman where she worked between 1999 and 2009. Ms. Sundjaja graduated from the University of Pennsylvania with a B.S. degree in Economics from the Wharton School and a B.S. degree and an M.S. degree in Engineering. She also holds an M.B.A degree from Columbia University.

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
A significant amount of our revenue comes from contracts with digital properties where we are obligated to pay a specified minimum guaranteed amount per thousand impressions to the digital property. In each of the years ended December 31, 2024 through 2025, our guarantee costs, which we calculate as total payments due under guarantee arrangements in excess of amounts we otherwise would have been required to pay under revenue sharing arrangements, as a percentage of our total payments to digital properties, or TAC, was approximately 19% or less. Although we focus on achieving sufficient revenue per impression through the improvement of our algorithms and using our scale to exceed the minimum guarantees made to digital properties, we may not succeed in doing so. In addition, due to unfavorable macroeconomic, competitive or other conditions, we may be unable to perform as expected under arrangements that provide for such minimum guarantees, in which case our gross profit could be negatively impacted and our results of operation and financial condition could be adversely affected.
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
If Realize is not successful, if it fails to gain market acceptance, or if it does not deliver the financial accretion we expect, our business, operating results, financial condition and reputation could be adversely affected.
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
Moreover, technology companies in the Internet browser and operating system spaces have implemented significant changes to restrict or isolate tracking mechanisms. Google has transitioned from its original intention to phase out such cookies in Chrome to an approach that prioritizes a new user-choice experience. These web browser and operating system developers have significant resources at their disposal and command substantial market share, and any restrictions they impose could foreclose our ability to understand the preferences of a substantial number of consumers. The Safari, Firefox, and Edge browsers currently block cookies by default, and other browsers may do so in the future. On January 4, 2024, Google started restricting third-party cookies by default for 1% of global Google Chrome users. However, in July 2024, Google announced it would not proceed with the full deprecation of third-party cookies and confirmed in April 2025 that it would instead maintain current cookie controls while offering users a way to make persistent privacy choices. Unless Internet users proactively allow tracking or maintain browser settings that permit our cookies, our ability to set our cookies in browsers will be more limited, which could adversely affect our business. Moreover, mobile devices using Android and iOS operating systems limit the ability of cookies to track users while they are using applications other than their web browser on the device. As a consequence, fewer of our cookies or media partners’ cookies may be set in browsers or be accessible in mobile devices, which can adversely affect our ability to target and measure ads effectively.
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
In 2025, our two largest digital properties, Yahoo and Microsoft, accounted for approximately 34% of our gross revenues generated from Advertisers on digital properties, and our top five digital properties accounted for approximately 44% of our gross revenues. We have long-term contracts with our large digital properties, which, in general, contain minimum guarantee requirements. The typical contract length with our large digital properties is over two years (without any right by these properties to terminate earlier than that absent cause).
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
Potential “Do Not Track” or similar browser-based preference standards or government regulation could negatively impact our business by limiting our access to the user data that informs the advertising campaigns we run, and as a result could degrade our performance for our digital properties and Advertisers.
As the use of cookies has received ongoing media attention in recent years, some government regulators and privacy advocates have suggested creating browser- or device-based preference signals, historically referred to as “Do Not Track” that would allow Internet users to express a preference, independent of cookie settings in their web browser, not to have their website browsing recorded. All the major Internet browsers have implemented some version of a “Do Not Track” setting. However, there is limited guidance, consensus and industry standards regarding the definition of “tracking,” what message is conveyed by such signals and how to respond to them. We could face competing policy standards, or standards that put our business model at a competitive disadvantage to other companies that collect data from Internet users, standards that reduce the effectiveness of our solutions, or standards that require us to make costly changes to our solutions. For example, the FTC has stated that it will pursue a legislative solution if the industry cannot agree upon a standard. “Do Not Track” has seen renewed emphasis from proponents of the CCPA, which, in certain circumstances, requires browser-based or similar “do not sell” signals. If a standard is imposed by international federal or state legislation, or agreed upon by standard setting groups, that requires us to recognize a “Do Not Track” signal and prohibits us from using data as we currently do, then that could hinder growth of advertising and content production on the web generally, and limit the quality and amount of data we are able to store and use, which would cause us to change our business practices and adversely affect our business.
On May 16, 2023, the EU Interactive Advertising Bureau (IAB), a digital marketing trade association, released an updated version of the IAB Transparency & Consent Framework, or TCF, to reflect updated regulator guidance and decisions. While Taboola is a registered vendor on the latest version of the TCF, the TCF has been the subject of regulatory and judicial scrutiny in Europe, including a February 2022 decision by the Belgian data protection authority that the TCF violates the GDPR, which decision was appealed by IAB Europe. The TCF is currently a key tool in the EU ad tech ecosystem for passing on consent and “do not sell” signals, and in turn, facilitating compliance with the GDPR. If the TCF is found to be unlawful under the GDPR, the ad tech industry will need to determine new mechanisms for GDPR compliance, which could affect our ability to serve targeted ads and consequently impact our revenue.
User growth and engagement depends upon effective interoperation with devices, platforms and standards set by third parties across the entire ad tech ecosystem that we do not control.
Technology companies in the Internet browsers and operating systems spaces have announced intentions to limit or discontinue the use of cookies, and to develop alternative methods and mechanisms for tracking users. The most commonly used Internet browsers allow users to modify their browser settings to block first-party cookies (placed directly by the media partner or website owner that the user intends to interact with) or third-party cookies, and some browsers block third-party cookies by default. For example, Apple previously released an update to its Safari browser that limits the use of third-party cookies, which reduces our ability to provide the most relevant ads to our users and impacts monetization, and also released changes to iOS, requiring users to voluntarily choose (opt-in) to permit app developers to track them across applications and websites, that limit our ability to target and measure ads effectively. In addition, Google has announced its intention to disable the use of third-party cookies across its Google Chrome web browser. Based on public announcements from Google, the phase out has been subject to regulatory review and timing adjustments, and Google has indicated its intention to modify or limit the use of third-party cookies over time, subject to regulatory compliance. This change may force many businesses to reevaluate their marketing strategies.
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
As a multinational organization, we operate across several jurisdictions, with our primary operations centered in Israel, the United States, the United Kingdom, The European Union and APAC. We may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which may be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and results of operations. In addition, as internet commerce and globalization continue to evolve, increasing regulation by government authorities becomes more likely. Our business could be negatively impacted by the application of existing laws and regulations or the enactment of new laws applicable to digital advertising. The cost to comply with such laws or regulations could be significant, and we may be unable to pass along those costs to our clients in the form of increased fees, which may negatively affect our business and results of operation. We are subject to regular review and audit by Israeli, U.S. and other foreign tax authorities. Although we believe our tax estimates are reasonable, the authorities in these jurisdictions could review our tax returns and impose additional taxes, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could materially affect our income tax provision, net income, or cash flows in the period or periods for which such determination and settlement is made.
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
The taxation by multiple jurisdictions (e.g. Spain, France, Italy and others) of digital services including online advertising and e-commerce could increase our tax burdens and compliance obligations as well as our costs of doing business internationally and our worldwide effective tax rate which may lead to adverse impact on our financial position and results of operations.
In addition, in October 2021, the OECD released an outline that describes the conceptual agreement between 136 countries on fundamental reforms to international tax rules. The outline provides for two primary “Pillars.” Pillar One is aimed to apply to the largest multinational corporations and replace DST, though the time of its introduction is still unknown. The Pillar Two model, which provides for a global minimum corporate tax rate of 15%, has partially taken effect in some, but not all, countries for the taxable year beginning on January 1, 2024, with some additional provisions taking effect in 2025 and 2026. The company is assessing the pillar Two risks and believes the impact in most jurisdictions will be immaterial on the company's ETR.
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
Although we do not believe that we were a “passive foreign investment company,” or a PFIC, for U.S. federal income tax purposes for 2025, if we are a PFIC in 2026 or in any future year, a U.S. investor in our Ordinary shares or Warrants may be subject to adverse U.S. federal income tax consequences.
Under the Internal Revenue Code of 1986, as amended, or the Code, we will be classified as a PFIC for any taxable year in which, either (i) at least 75% of our gross income in a taxable year, including our pro rata share of the gross income of any corporation in which we are considered to own at least 25% of the shares by value, is passive income or (ii) at least 50% of our assets in a taxable year (ordinarily determined based on fair market value and averaged quarterly over the year), including our pro rata share of the assets of any corporation in which we are considered to own at least 25% of the shares by value, are held for the production of, or produce, passive income. Passive income generally includes, among other things, dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets. The Company believes that it was not a PFIC for U.S. federal income tax purposes for its 2025 taxable year and it does not expect to become one in the foreseeable future. However, PFIC status is determined annually and depends on the composition of a company’s income and assets and the fair market value of its assets and no assurance can be given that we were not a PFIC in 2025, or as to whether we will be a PFIC in 2026 or for any future taxable years.
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
A number of Taboola directors and executive officers are not residents of the United States, and a significant amount of Taboola’s assets and the assets of these persons are located outside the United States. As a result, it may be difficult or impossible for investors to effect service of process upon Taboola within the United States or other jurisdictions, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States. Additionally, it may be difficult to assert U.S. securities law claims in actions originally instituted outside of the United States. Foreign courts may refuse to hear a U.S. securities law claim because foreign courts may not be the most appropriate forum in which to bring such a claim. Even if a foreign court agrees to hear a claim, it may determine that the law of the jurisdiction in which the foreign court resides, and not U.S. law, is applicable to the claim. Further, if U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process, and certain matters of procedure would still be governed by the law of the jurisdiction in which the foreign court resides.

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
As of December 31, 2025, we have 246,330,707 Ordinary shares outstanding. Sales by us or our shareholders of a substantial number of Ordinary shares, the issuance of Ordinary shares as consideration for acquisitions, or the perception that these sales might occur, could cause the market price of our Ordinary shares to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities.
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
Risks Relating to Our Incorporation and Location in Israel
Conditions in Israel could have a material adverse effect on our business and operations.
We are incorporated under the laws of the State of Israel, and our principal research and development facilities, including our major data centers, are located in Israel. Accordingly, political, economic and military conditions in Israel directly affect our business. Since the State of Israel was established in 1948, Israel has been involved in a number of armed conflicts and has faced continuing security threats and threats and hostilities, including wars and other military operations, acts of terrorism, and armed escalations with state and non-state actors. In addition, in October 2023 war broke out in the security situation in Israel and the surrounding region has been subject to significant volatility. Any renewal, escalation or deterioration of hostilities or other security events, including any expansion of conflict to additional fronts could disrupt our operations and those of our suppliers and customers, damage facilities and infrastructure, adversely affect the Israeli economy and financial markets, result in personnel shortages (including due to military service), and otherwise materially and adversely affect our business, financial condition and results of operations.
Further, the State of Israel and Israeli companies have been from time to time subjected to economic boycotts. Several countries, principally in the Middle East, still restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies. Any interruption or curtailment of trade between Israel and its present trading partners, or significant downturn in the economic or financial condition of Israel, could adversely affect our operations and product development, and could cause our sales to decrease.
Prior to October 2023, the Israeli government pursued extensive changes to Israel’s judicial system, and it continues to pursue such changes. In response, many individuals, organizations and institutions, within and outside of Israel, have expressed concerns regarding the potential impact of the proposed changes and the related public controversy on the business and financial environment in Israel. While there are currently no significant demonstrations, unlike in the past, renewed public protests or other forms of civil unrest could occur. These developments could contribute to, among other things, a downgrade in Israel’s sovereign credit rating, increased interest rates, currency fluctuations, inflation and volatility in securities markets, which could adversely affect the conditions in which we operate in Israel and could deter foreign investors and organizations from investing in, or transacting business with Israel. If any of the foregoing risks were to materialize, it may have an adverse effect on our business, results of operations and our ability to raise additional funds.
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
We currently have sales denominated in currencies other than the US dollar. In addition, we incur a portion of our operating expenses in Israeli shekels, British pounds, Euro, Japanese Yen, Brazilian Reals and Thai baht, among others. Any fluctuation in the exchange rates of these foreign currencies could negatively impact our business, financial condition and results of operations. We have a foreign currency cash flow hedging program to address possible exposure arising from expected expenses to be paid in NIS. As part of this program we hedge a portion of our anticipated NIS denominated payroll of Israeli employees for a period of one to twelve months with forward contracts and other derivative instruments. We may continue to pursue additional currency hedging or may modify or terminate these arrangements from time to time. We intend to enter into these transactions only to hedge underlying risk reasonably related to our business and not for speculative purposes. There can be no assurance that any such activities will be effective or beneficial to us in whole or in part for several reasons including lack of experience, costs or illiquid markets. In addition, it is difficult to predict the effect hedging activities would have on our results of operations, and hedging activities can themselves result in losses.

In periods of economic uncertainty, businesses may delay or reduce their spending on advertising, we are exposed to the credit risk of some of our clients and customers as well as increased cost of operation in Israel, any of which could materially harm our business.
Inflation, which persisted throughout 2025, has adversely affected us by increasing the costs of equipment and labor needed to operate our business and could continue to adversely affect us in future periods. Unstable inflation conditions make it difficult for us and our clients to accurately forecast and plan future business activities, and could cause our clients to reduce or delay their advertising spending with us. Historically, economic downturns, including conditions such as inflation, recessions, or other changes in economic conditions have resulted in overall reductions in advertising spending, and businesses may curtail spending both on advertising in general and on solutions such as ours. We cannot predict the timing, strength or duration of any economic slowdown or recovery. Any macroeconomic deterioration in the future could impair our revenue and results of operations.
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
As of December 31, 2025 we have offices in Israel, the United States, the United Kingdom, Brazil, Turkey, Thailand, India, Japan, China, South Korea, Taiwan, Australia, Mexico, Germany, Spain, Poland, France, Sweden, Netherlands, Hong Kong, Italy, and Hungary. Expansion into new international markets requires additional management attention and resources in order to tailor our solutions to the unique aspects of each country. In addition, we face the following additional risks associated with our expansion into international locations:
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
Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Senior Vice President, Research and Development, or SVP R&D, who together with our cybersecurity team, monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Members of the cyber security team hold multiple industry recognized cyber security certifications and together have decades of experience, including industry, military and government cyber experience. The SVP R&D updates the board of directors on the Company’s cybersecurity programs, material cybersecurity risks and mitigation strategies and provides cyber security reports at least annually that cover, among other topics, third-party assessments of the Company’s cybersecurity programs, developments in cybersecurity and updates to the Company’s cybersecurity programs and mitigation strategies.
In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced any undetected cybersecurity incidents. For more information about these risks, refer to Part 1, Item 1A, “Risk Factors” in this Annual Report.

ITEM 2: PROPERTIES
Our corporate headquarters is in New York City and our core research and development team is in Tel Aviv. We maintain offices in major cities around the world to serve our geographically diverse client base. Additionally, we operate data centers in the United States, Israel, Hong Kong, Singapore and Netherlands and have ten data centers which are operated under collocation agreements with seven third-party data center providers. Certain of our real property and other leases are further described in Notes 7, 10 and 17 of Notes to Consolidated Financial Statements elsewhere in this Annual Report.
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
Based on a review of the information provided to us by our transfer agent, as of February 19, 2026, there were 281 registered holders of our Ordinary shares. The number of registered holders does not represent the actual number of beneficial owners of our Ordinary shares because the shares of Ordinary shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote and/or dispositive power with respect to their shares.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about Ordinary shares repurchased pursuant to our Buyback Program for the three months ended December 31, 2025.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (3)
October 1 - October 31, 2025	2,997,889	$3.28	2,997,889	$252,044,505
November 1 - November 30, 2025	10,893,690	$3.77	10,893,690	$211,006,879
December 1 - December 31, 2025	4,747,146	$4.13	4,747,146	$191,418,896
(1)Excludes broker and transaction fees.
(2)Includes 361,489 Non-voting Ordinary shares.
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
The graph below compares the cumulative total shareholder return on our Ordinary shares from June 30, 2021 (the date our Ordinary shares commenced trading on the NASDAQ) through December 31, 2025 with the cumulative total return on the NASDAQ Composite Index and S&P SmallCap 600 Communication Services Index. All values assume a $100 initial investment and data for the NASDAQ Composite Index and S&P SmallCap 600 Communication Services Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Ordinary shares.

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
Taboola is a technology company that helps businesses grow by placing ads on publisher sites, mobile apps, and devices, which we collectively refer to as digital properties. We operate outside of the major search and social media walled gardens such as Meta, Google, and Amazon. Thousands of Advertisers trust us to drive growth, while approximately 14,000 digital property partners, including NBCNews, Disney, Yahoo, and Apple, rely on us for monetization and audience growth. Our scale is meaningful - we reach over 600 million people a day, gaining real-time insight into what people read and buy. This gives us unique “pulse of the internet” data - which alongside our artificial intelligence (AI) - is our competitive advantage and helps our advertiser clients achieve exceptional returns on their advertising spend.
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
Subsequent Developments
The Company expects to recognize a pre-tax gain of approximately $77.6 millions, net of legal fees and other related expenses, in its consolidated statement of operations for the fiscal quarter ending March 31, 2026. This gain results from a binding settlement agreement signed on February 5, 2026 resulting from a legal matter in which the Company acted as the plaintiff.

Key Factors and Trends Affecting our Performance
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and those referred to in Part I, Item 1A,“Risk Factors.”
Maintaining and Growing Our Digital Property Partners
We engage with a diverse network of digital property partners, substantially all of which have contracts with us containing either an evergreen term or an exclusive partnership with us for multi-year terms at inception for their native advertising supply. These agreements typically require that our code be integrated on the digital property web page because of the nature of providing both editorial and paid recommendations. In the portion of our business that is tied to these native advertising supply partnerships. which currently accounts for the vast majority of our business, we do not bid for ad placements, as traditionally happens in the advertising technology space, but rather see all users that visit the pages on which we appear. Due to our multi-year exclusive contracts and high retention rates, our supply is relatively consistent and predictable. We had approximately 14,000, 11,000 and 12,000 digital property partners in the fourth quarter of 2025, 2024 and 2023, respectively.
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
Growing Our Advertiser Client Base
We have a large network of Advertisers that wish to achieve specific performance goals, such as obtaining subscribers for email newsletters or acquiring leads for product offerings, across multiple verticals. As we look at growing our advertiser client base, we want to grow the number of advertisers that spend with us at scale. We define a Scaled Advertiser as an Advertiser that has more than $100,000 of cumulative gross spend on the network on a trailing four quarter basis. We had approximately 2,200, 2,100 and 1,800 of Scaled Advertiser clients working with us directly, or through advertising agencies, worldwide during the fourth quarters of 2025, 2024 and 2023, respectively. In an effort to also measure how we are growing our advertising spend with each Scaled Advertiser, we have introduced an Average Revenue per Scaled Advertiser performance measure. Average Revenue per Scaled Advertiser is calculated as the aggregate cumulative gross spend of all Scaled Advertisers for a given period divided by the number of Scaled Advertisers for that period. The Average Revenue per Scaled Advertiser was approximately $204,000, $200,000 and $198,000 during the fourth quarters of 2025, 2024 and 2023, respectively. A large portion of our revenue comes from Scaled Advertisers. The Revenue contribution from Scaled Advertisers represented 84%, 85% and 83% of our Revenues for the fourth quarters of 2025, 2024 and 2023, respectively. These performance Advertisers use our service when they obtain a sufficient return on ad spend to justify their ad spend. We grow the revenue from performance Advertisers in three ways. First, we improve the performance of our network by developing new product features, improving our algorithms and optimizing our supply. Second, we secure increased budgets from existing Advertisers by offering new ad formats and helping them achieve additional goals. Third, we grow our overall Advertiser base by bringing on new Advertisers that we have not worked with previously.
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

(dollars in thousands, except per share data)	Year ended December 31,
	2025	2024	2023
Revenues	$1,912,040	$1,766,220	$1,439,685
Gross profit	$569,510	$534,218	$425,558
Net income (loss)	$42,284	$(3,760)	$(82,040)
EPS diluted	$0.13	$(0.01)	$(0.24)
Ratio of net income (loss) to gross profit	7.4%	(0.7)%	(19.3)%
Cash flow provided by operating activities	$208,364	$184,331	$84,373
Cash, cash equivalents, short-term deposits and investments	$120,865	$230,363	$181,833

Non-GAAP Financial Data (1)
ex-TAC Gross Profit	$713,511	$667,496	$535,819
Adjusted EBITDA	$215,485	$200,926	$98,677
Non-GAAP Net Income	$168,594	$122,377	$32,580
Ratio of Adjusted EBITDA to ex-TAC Gross Profit	30.2%	30.1%	18.4%
Free Cash Flow	$163,446	$149,176	$52,240

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
The following table provides a reconciliation of revenues and gross profit to ex-TAC Gross Profit:

	Year ended December 31,
	2025	2024	2023
	(dollars in thousands)
Revenues	$1,912,040	$1,766,220	$1,439,685
Traffic acquisition cost	1,214,901	1,101,556	903,866
Other cost of revenues	127,629	130,446	110,261
Gross profit	$569,510	$534,218	$425,558
Add back: Other cost of revenues (1)	144,001	133,278	110,261
ex-TAC Gross Profit	$713,511	$667,496	$535,819

(1)The years ended December 31, 2025 and 2024, included $16,372 and $2,832 amortization expense of the non-cash based Commercial agreement asset, respectively. See Note 1b of Notes to the Consolidated Financial Statements.

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
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Year ended December 31,
	2025	2024	2023
	(dollars in thousands)
Net income (loss)	$42,284	$(3,760)	$(82,040)
Adjusted to exclude the following:
Finance expenses, net (1)	11,292	11,980	12,804
Income tax (benefit) expenses	(9,519)	17,697	5,499
Depreciation and amortization (2)	99,855	103,722	96,512
Share-based compensation expenses	63,936	60,044	53,749
Holdback compensation expenses (3)	—	7,054	10,582
M&A and other costs (4)	7,637	4,189	1,571
Adjusted EBITDA	$215,485	$200,926	$98,677

(1)Represents total finance expenses including $6,597 loss on extinguishment of debt.
(2)The years ended December 31, 2025 and December 31, 2024, included write-off of internal use software in the amount of $2,800 and $3,038, respectively. See Note 7 of Notes to the Consolidated Financial Statements. The years ended December 31, 2025 and December 31, 2024, included $16,372 and $2,832 amortization expense of the non-cash based Commercial agreement asset, respectively. See Note 1b of Notes to the Consolidated Financial Statements.
(3)Represents share-based compensation due to holdback of Ordinary shares issuable under compensatory arrangements relating to Connexity acquisition.
(4)The year ended December 31, 2025 and December 31, 2024, includes professional and legal expenses related to a litigation matter in which the Company is the plaintiff and is not related to our ongoing business operations in the amount of $6,907 and $1,664. See Note 19 of Notes to the Consolidated Financial Statements. The year ended December 31, 2024, also includes $1,830 related to excess termination expenses from a headcount reduction due to the launch of Realize and one-time professional services costs. The year ended December 31, 2023, includes one-time costs related to the Commercial agreement.
We calculate Ratio of Adjusted EBITDA to ex-TAC Gross Profit as Adjusted EBITDA divided by ex-TAC Gross Profit.
We believe that the Ratio of Adjusted EBITDA to ex-TAC Gross Profit is useful because TAC is what we must pay digital properties to obtain the right to place advertising on their websites, and we believe focusing on ex-TAC Gross Profit better reflects the profitability of our business.
The following table provides a reconciliation of ratio of net income (loss) to gross profit and Ratio of Adjusted EBITDA to ex-TAC Gross Profit:

	Year ended December 31,
	2025	2024	2023
	(dollars in thousands)
Gross profit	$569,510	$534,218	$425,558
Net income (loss)	$42,284	$(3,760)	$(82,040)
Ratio of net income (loss) to gross profit	7.4%	(0.7)%	(19.3)%

ex-TAC Gross Profit	$713,511	$667,496	$535,819
Adjusted EBITDA	$215,485	$200,926	$98,677
Ratio of Adjusted EBITDA margin to ex-TAC Gross Profit	30.2%	30.1%	18.4%

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
•Non-GAAP Net Income (Loss) is a performance measure and should not be used as a measure of liquidity.
The following table provides a reconciliation of net income (loss) to Non-GAAP Net Income (Loss) for the periods shown:

	Year ended December 31,
	2025	2024	2023
	(dollars in thousands)
Net income (loss)	$42,284	$(3,760)	$(82,040)
Amortization of acquired intangibles (1)	67,813	65,135	63,888
Share-based compensation expenses	63,936	60,044	53,749
Holdback compensation expenses (2)	—	7,054	10,582
M&A and other costs (3)	7,637	4,189	1,571
Revaluation of Warrants	(2,867)	(2,761)	(627)
Foreign currency exchange rate losses (gains) (4)	1,752	5,625	(946)
Income tax effects	(18,558)	(13,149)	(13,597)
Loss on extinguishment of debt (5)	6,597	—	—
Non-GAAP Net Income	$168,594	$122,377	$32,580

(1)The years ended December 31, 2025 and December 31, 2024, included $16,372 and $2,832 amortization expense of the non-cash based Commercial agreement asset, respectively. See Note 1b of Notes to the Consolidated Financial Statements.
(2)Represents share-based compensation due to holdback of Ordinary shares issuable under compensatory arrangements relating to Connexity acquisition.
(3)The year ended December 31, 2025 and December 31, 2024, includes professional and legal expenses related to a litigation matter in which the Company is the plaintiff and is not related to our ongoing business operations in the amount of $6,907 and $1,664. See Note 19 of Notes to the Consolidated Financial Statements. The year ended December 31, 2024, also includes $1,830 related to excess termination expenses from a headcount reduction due to the launch of Realize and one-time professional services costs. The year ended December 31, 2023, includes one-time costs related to the Commercial agreement.
(4)Represents foreign currency exchange rate gains or losses related to the remeasurement of monetary assets and liabilities to the Company’s functional currency using exchange rates in effect at the end of the reporting period.
(5) See Note 11 of Notes to the Consolidated Financial Statements.
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
•This metric does not reflect our future contractual commitments.
The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Year ended December 31,
	2025	2024	2023
	(dollars in thousands)
Net cash provided by operating activities	$208,364	$184,331	$84,373
Purchase of property and equipment, including intangible assets	(44,918)	(35,155)	(32,133)
Free Cash Flow	$163,446	$149,176	$52,240

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
Sales and marketing
Sales and marketing expenses consist of payroll and other personnel related costs, including salaries, share-based compensation, employee benefits, and travel for our sales and marketing departments, advertising and promotion, rent and depreciation and amortization expenses, particularly related to the acquired intangibles. We expect to increase selling and marketing spend to support the overall growth in our business.
General and administrative
General and administrative expenses consist of payroll and other personnel related costs, including salaries, share-based compensation, employee benefits and expenses for executive management, legal, finance and others. In addition, general and administrative expenses include fees for professional services and occupancy costs. We expect our general and administrative expenses to remain relatively flat in 2026.
Finance income (expenses), net
Finance income (expenses), net, primarily consists of interest income (expense) including amortization of loan and credit facility issuance costs, Warrants liability fair value adjustments, gains (losses) from foreign exchange fluctuations and bank fees.
Income tax benefit (expenses)
The statutory corporate tax rate in Israel was 23% for 2025, 2024 and 2023, although we are entitled to certain tax benefits under Israeli law. See Note 14 of Notes to the Consolidated Financial Statements in this Annual Report.
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
As of December 31, 2025, we have an accumulated tax loss carry-forward of approximately $1.2 million federal tax in the U.S. Those tax losses can be offset indefinitely. Non-Israeli subsidiaries are taxed according to the tax laws in their respective jurisdictions.
The following section discusses our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report of Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on February 26, 2025.
The following table provides consolidated statements of loss data for the periods indicated:

(dollars in thousands)	Year ended December 31,		2025 vs 2024
	2025	2024	$ Change	% Change
Revenues	$1,912,040	$1,766,220	$145,820	8.3%
Cost of revenues:
Traffic acquisition cost	1,214,901	1,101,556	113,345	10.3%
Other cost of revenues	127,629	130,446	(2,817)	(2.2)%
Total cost of revenues	1,342,530	1,232,002	110,528	9.0%
Gross profit	569,510	534,218	35,292	6.6%
Operating expenses:
Research and development	148,044	142,438	5,606	3.9%
Sales and marketing	275,210	268,526	6,684	2.5%
General and administrative	102,199	97,337	4,862	5.0%
Total operating expenses	525,453	508,301	17,152	3.4%
Operating income	44,057	25,917	18,140	70.0%
Finance expenses, net	(4,695)	(11,980)	7,285	(60.8)%
Loss on extinguishment of debt	(6,597)	—	(6,597)	100.0%
Income before income taxes expenses	32,765	13,937	18,828	135.1%
Income tax benefit (expenses)	9,519	(17,697)	27,216	(153.8)%
Net income (loss)	$42,284	$(3,760)	$46,044	(1224.6)%

Comparison of the Years Ended December 31, 2025 and 2024
Revenues increased by $145.8 million, or 8.3%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, mainly as the result of an increase in the number of Scaled Advertisers which grew 6.2% and the Average Revenue per Scaled Advertiser by 2.4%. The increase in Average Revenue per Scaled Advertiser was in part driven by the testing of ad formats with Yahoo and the recognition of Revenue as an offset to traffic acquisition cost in the last six months of the year ended December 31, 2024. From a publisher perspective, new digital property partners contributed approximately $134.9 million of new Revenues on a 12-month run rate basis calculated based on their first full month on the network. Existing digital property partners, including the growth of new digital property partners (beyond the revenue contribution determined based on the run-rate revenue generated by the partners when they are first on-boarded) increased by approximately $10.9 million.
Cost of revenues increased by $110.5 million, or 9.0%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Most of the increase in Cost of revenues was driven by traffic acquisition cost, which increased by $113.3 million, or 10.3%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The cost of guarantees (total payments due under guarantee arrangements in excess of amounts the Company would otherwise be required to pay under revenue sharing arrangements) as a percentage of traffic acquisition costs were approximately 15% and 18% for the years ended December 31, 2025 and December 31, 2024, respectively.
Gross profit increased by $35.3 million, or 6.6%, for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Ex-TAC Gross Profit, a non-GAAP measure, increased by $46.0 million, or 6.9%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily benefiting from growth in advertising spend. This was partially offset by a a margin decrease on certain digital property partners, including the impact of the testing of ad formats with Yahoo in the last six months of the year ended December 31, 2024.
Other cost of revenues decreased by $2.8 million, or 2.2%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily as a result of a $6.5 million decrease in depreciation expenses related to our servers due to useful life reassessment, a $5.8 million decrease in digital service tax expenses, and a $1.3 million decrease in consultancy fees, which were partially offset by an increase of $8.9 million in data, hosting and and IT related expenses, and a $1.7 million increase in salaries and related expenses.
Research and development expenses increased by $5.6 million, or 3.9%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, mainly as a result of a $4.4 million increase in salaries and related expenses, a $1.5 million increase in IT services, and a $1.2 million increase in rent expenses, which were partially offset by a decrease of $1.7 million depreciation expenses related to our servers due to useful life reassessment.
Sales and marketing expenses increased by $6.7 million, or 2.5%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, mainly as a result of a $7.8 million increase in salaries and related expenses, a $7.6 million increase in advertising and promotion expenses mainly related to the launch of Realize, which were partially offset by a decrease of $9.4 million in amortization expenses related to acquired intangible assets.
General and administrative expenses increased by $4.9 million, or 5.0%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, mainly as a result of a $6.9 million increase in professional and legal expenses primarily related to a litigation matter in which the Company is the plaintiff and is not related to our ongoing business operations, which were partially offset by a decrease of $2.3 million in share-based compensation expenses mainly due to the completion of Connexity holdback compensation obligations.
Finance expenses, net decreased by $7.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, attributable to $4.2 million decrease in Foreign currency exchange rate loss, net, and a $3.6 million decrease in interest expenses due to the refinancing of our long-term debt.
In connection with the establishment of the Revolving Credit Facility and the full repayment of the loan under the 2021 Credit Agreement, the Company recognized a loss on extinguishment of debt of $4.7 at the Closing Date. See Note 11 of Notes to the Consolidated Financial Statements.
Income before income taxes increased by $18.8 million, for the year ended December 31, 2025 compared to the year ended December 31, 2024, as a result of the factors described above.
Tax expense decreased by $27.2 million, or 153.8%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was primarily driven by the Company’s expected transition to sustained profitability and generating sufficient future taxable income to utilize its deferred tax assets.
Liquidity and Capital Resources
Our primary cash needs are for working capital, personnel costs, contractual obligations, including payments to digital property partners, office leases and software and information technology costs, capital expenditures for servers and capitalized software development, payment of interest and required principal payments on our long-term loan and other commitments. We fund these cash needs primarily from cash generated from operations, as well as from cash and cash equivalents on our balance sheet when required. We generated cash from operations for the years ended December 31, 2025, 2024, and 2023 of $208.4 million, $184.3 million, and $84.4 million, respectively.
As part of our growth strategy, we have made and expect to continue to make significant investments in research and development and in our technology platform. We also may selectively consider possible future acquisitions that are attractive opportunities we deem strategic and value-enhancing. To fund our growth, depending on the magnitude and timing of our growth investments and the size and structure of any possible future acquisition, we may supplement our available cash from operations with issuances of equity or debt securities and/or make other borrowings, which could be material.
As of December 31, 2025 and 2024, we had $120.9 million and $230.4 million of cash, cash equivalents and short-term investments, respectively, and $1.5 million and $1.7 million in short and long-term restricted deposits, respectively, used, mainly, as security for our lease commitments. Cash and cash equivalents consist of cash in banks and highly liquid marketable securities investments and money market account and funds, with an original maturity of three months or less at the date of purchase and are readily convertible to known amounts of cash. Short-term investments generally consist of U.S. government treasuries, commercial paper, corporate debt securities, and U.S. agency bonds.
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
On March 18, 2025, we entered into a revolving credit facility (the “2025 Revolving Credit Agreement”), which provides for borrowings in an aggregate principal amount of up to $270.0 million (the “Revolving Facility”). The proceeds of the Revolving Facility can be used to finance working capital needs and general corporate purposes. Borrowings under the Revolving Facility are subject to customary borrowing conditions and will bear interest at a variable annual rate based on Term SOFR or Base Rate plus a fixed margin. The 2025 Revolving Credit Agreement also contains customary representations, covenants and events of default as well as a financial covenant, which places a limit on our allowable net leverage ratio. As of December 31, 2025, the Company was in compliance with the Revolving Facility covenants.
As of December 31, 2025, we had $102.3 million of outstanding principal amount under the Revolving Facility. Borrowings under the Revolving Facility are voluntarily prepayable from time to time without premium or penalty except in certain cases. Borrowings prepaid may be re-borrowed prior to maturity of the 2025 Revolving Credit Agreement pursuant to customary conditions and restrictions. All borrowings under the 2025 Revolving Credit Agreement are due at maturity on March 18, 2030.
In connection with the establishment of the Revolving Facility and the repayment in full of the loan under the 2021 Credit Agreement, previously capitalized debt issuance costs totaling $6,597, consisting of $6,004 and $593, related to the 2021 Credit Agreement and the 2022 Revolving Credit Agreement, respectively, were recognized as loss on extinguishment of debt at the Closing Date. See Note 11 of Notes to the Consolidated Financial Statements.
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
During the year ended December 31, 2025, we repurchased 76.9 million Shares, consisting of 62.7 million Ordinary shares, and 14.2 million Non-voting Ordinary shares (see Note 16) at an average price of $3.3 per share (excluding broker and transaction fees of $1.4 million). As of December 31, 2025 the Company had remaining authorization to repurchase shares up to an aggregate amount of $191.4 million.
See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 12 of Notes to the Consolidated Financial Statements in this Annual Report.
Our future capital requirements and the adequacy of available funds will depend on many factors, including the risks and uncertainties set forth under Part I, Item 1A, “Risk Factors.”
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2025	2024	2023
	(dollars in thousands)
Cash Flow Data:
Net cash provided by operating activities	$208,364	$184,331	$84,373
Net cash provided by (used in) investing activities	(40,938)	(30,109)	59,640
Net cash (used in) financing activities	(277,314)	(99,983)	(134,614)
Exchange rate differences on balances of cash and cash equivalents	4,170	(3,764)	816
Increase (decrease) in cash and cash equivalents	$(105,718)	$50,475	$10,215

Operating Activities
During the year ended December 31, 2025, Net cash provided by operating activities of $208.4 million was related to our net income of $42.3 million adjusted by positive adjustments of non-cash charges of $164.8 million and net cash inflows of $1.3 million provided by changes in working capital.
The $164.7 million of non-cash charges primarily consisted of depreciation and amortization of $83.5 million, share-based compensation expense related to vested equity awards of $63.9 million, and amortization expense relate to the non-cash based Commercial agreement asset of $16.4, partially offset by $2.9 million of Warrants liability devaluation.
The $1.3 million increase in cash resulting from changes in working capital primarily consisted of a $9.9 million decrease in trade receivables, partially offset by a $8.6 million increase in prepaid expenses and other current assets and long-term prepaid expenses.
During the year ended December 31, 2024 Net cash provided by operating activities of $184.3 million was related to our net loss of $3.8 million adjusted by positive adjustments of non-cash charges of $173.6 million and net cash inflows of $14.5 million provided by changes in working capital.
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
Investing Activities
During the year ended December 31, 2025, Net cash used by investing activities was $40.9 million, primarily consisting of $44.9 million purchase of property and equipment, including capitalized internal-use software , partially offset by $4.0 million proceeds from maturities of short-term investments.
During the year ended December 31, 2024, Net cash used by investing activities was $30.1 million, primarily consisting of $35.2 million purchase of property and equipment, including capitalized internal-use software, partially offset by $5.8 million proceeds from maturities of short-term investments.
Financing Activities
During the year ended December 31, 2025, Net cash used in financing activities was $277.3 million, primarily consisting of $255.4 million repurchase of Shares, $122.7 million repayment in full of the long-term loan, $6.0 million payments of tax withholding for share-based compensation, $0.9 million payments on account of Ordinary shares repurchases, and $0.9 million issuance costs for the 2025 Revolving Facility, partially offset by $99.8 million, net proceeds from Revolving Facility and $8.9 million exercise of options.
During the year ended December 31, 2024, Net cash used in financing activities was $100.0 million, primarily consisting of $73.6 million repurchase of Shares and a $30.0 million voluntary prepayment of our long-term loan, partially offset by $7.6 million received from exercised options.
Deferred credits
The following table discloses aggregate information about material contractual obligations and the periods in which they are due as of December 31, 2025. Future events could cause actual payments to differ from these estimates.

	Contractual Obligations by Period
	2026	2027	2028	2029	Thereafter
	(dollars in thousands)
Debt Obligations	$—	$—	$—	$—	$102,300
Operating Leases (1)	33,569	28,070	15,922	8,972	15,461
Non-cancellable purchase obligations (2)	29,913	5,507	247	—	—
Total Contractual Obligations	$63,482	$33,577	$16,169	$8,972	$117,761

(1)Represents future minimum lease commitments under non-cancellable operating lease agreements.
(2)Primarily represents non-cancellable amounts for contractual commitments in respect of software and information technology.
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty. The table above does not reflect any reduction for prepaid obligations as of December 31, 2025. As of December 31, 2025, we have other provisions related to severance pay and contribution plans, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.
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
Foreign Currency Exchange Risk
A 10% increase or decrease of the NIS, Euro, British pound sterling, or the Japanese yen against the U.S. dollar would have impacted the consolidated statements of loss as follows:

	Operating income (loss) impact
	Year ended
	December 31,
	2025		2024		2023
	(dollars in thousands)
	+10%	-10%	+10%	-10%	+10%	-10%

NIS/USD	$(2,342)	$2,342	$(2,157)	$2,157	$1,054	$(1,054)
EUR/USD	$5,525	$(5,525)	$4,703	$(4,703)	$923	$(923)
GBP/USD	$(4,011)	$4,011	$(3,319)	$3,319	$(663)	$663
JPY/USD	$1,048	$(1,048)	$989	$(989)	$997	$(997)
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
As of December 31, 2025, we had $102.3 million of outstanding borrowings under our Revolving Facility with a variable interest rate. See Liquidity and Capital Resources for information regarding our Revolving Facility.
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
Credit Risk
Credit risk with respect to accounts receivable is generally not significant, as we routinely assess the creditworthiness of our partners and Advertisers. Historically, we generally have not experienced any material losses related to receivables from Advertisers during the years ended December 31, 2025, 2024 and 2023. We do not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in our accounts receivable. In addition, we try to reduce the credit exposures of our accounts receivable by credit limits and credit insurance for many of our customers. However, there can be no assurance that our efforts to identify potential credit risks will be successful.
Our cash, cash equivalents and restricted deposits are invested in major banks mostly in the United States, United Kingdom and Israel. In the United States and United Kingdom, our deposits are maintained with commercial banks, which are insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”) and Financial Services Compensation Scheme (“FSCS”), which is authorized by the Bank of England (acting in its capacity as the Prudential Regulation Authority), respectively. In Israel, commercial banks do not have government-sponsored deposit insurance. As of December 31, 2025 we maintained cash balances with U.S. and United Kingdom banks that significantly exceed FDIC and FSCS insurance limits and expect we will continue to do so. As of December 31, 2025, we have not experienced credit losses related to these balances. We regularly monitor bank financial strength and other factors in determining where to maintain cash deposits but may not be able to fully mitigate the risk of possible bank failures.
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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Kost Forer Gabbay & Kasierer	Tel: +972-3-6232525
144 Menachem Begin Road, Building A,	ey.com
Tel-Aviv 6492102, Israel
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Taboola.com Ltd.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Taboola.com Ltd. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026, expressed an unqualified opinion thereon.
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

/s/ Kost Forer Gabbay & Kasierer

A Member of EY Global

We have served as the Company’s auditor since 2014.

Tel-Aviv, Israel

February 25, 2026

Kost Forer Gabbay & Kasierer	Tel: +972-3-6232525
144 Menachem Begin Road, Building A,	ey.com
Tel-Aviv 6492102, Israel

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Taboola.com Ltd.

Opinion on Internal Control Over Financial Reporting
We have audited Taboola.com Ltd’s. internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Taboola.com Ltd. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 25, 2026, expressed an unqualified opinion thereon.
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

/s/ Kost Forer Gabbay & Kasierer

A Member of EY Global

Tel-Aviv, Israel

February 25, 2026

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	December 31,	December 31,
	2025	2024

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$120,865	$226,583
Short-term investments	—	3,780
Restricted deposits	—	$200
Trade receivables (net of allowance for credit losses of $13,889 and $11,815 as of December 31, 2025 and 2024, respectively) (1)	360,166	370,110
Prepaid expenses and other current assets	77,000	55,328
Total current assets	558,031	656,001
NON-CURRENT ASSETS
Long-term prepaid expenses	15,116	25,193
Commercial agreement asset	270,248	286,619
Restricted deposits	1,462	1,462
Deferred tax assets, net	20,624	—
Operating lease right of use assets	79,167	58,997
Property and equipment, net	95,335	69,388
Intangible assets, net	13,925	65,067
Goodwill	555,931	555,931
Total non-current assets	1,051,808	1,062,657
Total assets	$1,609,839	$1,718,658

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Trade payables (2)	$330,684	$309,229
Short-term operating lease liabilities	30,408	21,881
Accrued expenses and other current liabilities	159,874	154,472
Total current liabilities	520,966	485,582
LONG-TERM LIABILITIES
Long-term loan and revolving credit facility (3)	102,300	116,452
Long-term operating lease liabilities	61,382	42,561
Warrants liability	501	3,368
Deferred tax liabilities, net	628	5,497
Other long-term liabilities	16,867	13,292
Total long-term liabilities	181,678	181,170
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS' EQUITY
Ordinary shares with no par value- Authorized: 700,000,000 as of December 31, 2025 and 2024; 341,610,237 and 325,674,930 shares issued, and 246,330,707 and 293,134,865 outstanding as of December 31, 2025 and 2024, respectively	—	—
Non-voting Ordinary shares with no par value- Authorized: 46,000,000 as of December 31, 2025 and 2024; 45,198,702 shares issued, and 30,039,644 and 44,210,406 outstanding as of December 31, 2025 and 2024, respectively	—	—
Treasury Ordinary shares, at cost - 110,438,588 (95,279,530 Ordinary shares and 15,159,058 Non-voting Ordinary shares) and 33,528,361 ( 32,540,065 Ordinary shares and 988,296 Non- voting Ordinary shares) as of December 31, 2025 and 2024, respectively	(385,651)	(130,117)
Additional paid-in capital	1,404,248	1,335,825
Accumulated other comprehensive income	534	418
Accumulated deficit	(111,936)	(154,220)
Total shareholders' equity	907,195	1,051,906
Total liabilities and shareholders' equity	$1,609,839	$1,718,658

(1) Includes related party trade receivables of $39,210 and $76,677, as of December 31, 2025 and 2024, respectively.
(2) Includes related party trade payables of $70,950 and $68,556, as of December 31, 2025 and 2024, respectively.
(3) The balance as of December 31, 2025, reflects $102,300 outstanding under the revolving credit facility. The December 31, 2024, balance reflects $116,452 under the long-term loan. (See Note 11).

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
U.S. dollars in thousands, except share and per share data

	Year ended December 31,
	2025	2024	2023
Revenues (1)	$1,912,040	$1,766,220	$1,439,685
Cost of revenues:
Traffic acquisition cost (2)	1,214,901	1,101,556	903,866
Other cost of revenues	127,629	130,446	110,261

Total cost of revenues	1,342,530	1,232,002	1,014,127

Gross profit	569,510	534,218	425,558
Operating expenses:
Research and development	148,044	142,438	136,255
Sales and marketing	275,210	268,526	246,342
General and administrative	102,199	97,337	106,698
Total operating expenses	525,453	508,301	489,295

Operating income (loss)	44,057	25,917	(63,737)
Finance expenses, net	(4,695)	(11,980)	(12,804)
Loss on extinguishment of debt	(6,597)	—	—

Income (loss) before income taxes expenses	32,765	13,937	(76,541)
Income tax benefit (expenses)	9,519	(17,697)	(5,499)
Net income (loss)	$42,284	$(3,760)	$(82,040)

Net income (loss) attributable to Ordinary and Non-voting Ordinary shares	$42,284	$(3,760)	$(82,040)
Net income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, basic	$0.14	$(0.01)	$(0.24)
Net income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, diluted	$0.13	$(0.01)	$(0.24)

(1) Includes revenues from related party of $201,638, $233,640 and $40,902 for the year ended December 31, 2025, 2024 and 2023, respectively.
(2) Includes traffic acquisition cost to related party of $348,995, $275,539 and $45,183 for the year ended December 31, 2025, 2024 and 2023, respectively.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2025	2024	2023
Net income (loss)	$42,284	$(3,760)	$(82,040)
Other comprehensive income (loss):
Unrealized gains on available-for-sale marketable securities, net	—	6	515
Unrealized gains (losses) on derivative instruments, net	116	(530)	1,261
Other comprehensive income (loss)	116	(524)	1,776
Comprehensive income (loss)	$42,400	$(4,284)	$(80,264)
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
U.S. dollars in thousands, except share and per share data

U.S. dollars in thousands, except share and per share data

	Non-voting Ordinary shares		Ordinary shares		Treasury Ordinary shares	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total shareholders’ equity
	Number	Amount	Number	Amount

Balance as of January 1, 2023	—	$—	254,133,863	$—	$—	$903,789	$(834)	$(68,420)	$834,535
Share-based compensation expenses	—	—	—	—	—	66,584	—	—	66,584
Repurchase of Ordinary Shares			(15,240,471)	—	(55,513)	—	—	—	(55,513)
Exercise of options and vested RSUs	—	—	16,088,737	—	—	7,461	—	—	7,461
Connexity issuance of Holdback	—	—	1,162,800	—	—	—	—	—	—
Issuance of Ordinary shares and Non-voting Ordinary shares related to Commercial agreement	45,198,702	—	39,525,691	—	—	288,063	—	—	288,063
Payments of tax withholding for share-based compensation	—	—	—	—	—	(3,804)	—	—	(3,804)
Other comprehensive income	—	—	—	—	—	—	1,776	—	1,776
Net loss	—	—	—	—	—	—	—	(82,040)	(82,040)
Balance as of December 31, 2023	45,198,702	$—	295,670,620	$—	$(55,513)	$1,262,093	$942	$(150,460)	$1,057,062
Share-based compensation expenses	—	—	—	—	—	69,254	—		69,254
Repurchase of Ordinary Shares	(988,296)	—	(17,299,594)	—	(74,604)	—	—	—	(74,604)
Exercise of options and vested RSUs	—	—	13,601,042	—	—	7,564	—	—	7,564
Connexity issuance of Holdback	—	—	1,162,797	—	—	—	—	—	—
Payments of tax withholding for share-based compensation	—	—	—	—	—	(3,086)	—	—	(3,086)
Other comprehensive loss	—	—	—	—	—	—	(524)	—	(524)
Net loss	—	—	—	—	—	—	—	(3,760)	(3,760)
Balance as of December 31, 2024	44,210,406	$—	293,134,865	$—	$(130,117)	$1,335,825	$418	$(154,220)	$1,051,906
Share-based compensation expenses	—	—	—	—	—	65,537	—		65,537
Repurchase of Ordinary Shares	(14,170,762)	—	(62,739,465)	—	(255,534)	—	—	—	(255,534)
Exercise of options and vested RSUs	—	—	15,935,307	—	—	8,851	—	—	8,851
Payments of tax withholding for share-based compensation	—	—	—	—	—	(5,965)	—	—	(5,965)
Other comprehensive income	—	—	—	—	—	—	116	—	116
Net income	—	—	—	—	—	—	—	42,284	42,284
Balance as of December 31, 2025	30,039,644	$—	246,330,707	$—	$(385,651)	$1,404,248	$534	$(111,936)	$907,195
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content	TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$42,284	$(3,760)	$(82,040)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation, amortization and write-off	83,484	100,928	96,512
Share-based compensation expenses	63,936	67,098	64,331
Net loss (gain) from financing expenses	(4,170)	3,764	(816)
Revaluation of the Warrants liability	(2,867)	(2,761)	(627)
Amortization of loan and credit facility issuance costs	1,058	1,536	1,619
Amortization of premium and accretion of discount on short-term investments, net	—	177	(914)
Loss on extinguishment of debt	6,597	—	—
Commercial agreement asset amortization	16,371	2,832	—
Loss from disposal of property and equipment	339	—	1,571
Change in operating assets and liabilities:
Decrease (increase) in trade receivables, net (1)	9,944	(63,803)	(49,599)
Decrease (increase) in prepaid expenses and other current assets and long-term prepaid expenses	(8,620)	28,663	5,934
Increase in trade payables (2)	11,829	25,920	36,563
Increase in accrued expenses and other current liabilities and other long-term liabilities	8,977	35,577	25,202
Increase in deferred taxes, net	(25,493)	(9,318)	(15,496)
Change in operating lease right of use assets	25,804	19,914	16,830
Change in operating lease liabilities	(21,109)	(22,436)	(14,697)
Net cash provided by operating activities	208,364	184,331	84,373

Cash flows from investing activities
Purchase of property and equipment, including intangible assets	(44,918)	(35,155)	(32,133)
Cash paid in connection with acquisitions, net of cash acquired	—	(719)	—
Investment in restricted deposits	—	—	(730)
Proceeds from maturities of short-term investments and restricted deposits	3,980	5,765	114,494
Purchase of short-term investments	—	—	(21,991)
Net cash provided by (used in) investing activities	(40,938)	(30,109)	59,640

Cash flows from financing activities
Issuance costs	(938)	(695)	—
Exercise of options	8,851	7,564	6,953
Payment of tax withholding for share-based compensation expenses	(5,965)	(3,085)	(3,804)
Repurchase of Ordinary shares and non-voting ordinary shares	(255,369)	(73,602)	(55,513)
Payments on account of repurchase of Ordinary shares	(942)	(165)	—
Repayment of Long term loan	(122,736)	(30,000)	(82,250)
Proceeds from revolving credit line, net of issuance costs	123,985	—	—
Additional proceeds from revolving credit line	382,500	—	—
Repayment of revolving credit line	(406,700)	—	—
Net cash used in financing activities	(277,314)	(99,983)	(134,614)
Exchange rate differences on balances of cash and cash equivalents	4,170	(3,764)	816
Increase (decrease) in cash and cash equivalents	(105,718)	50,475	10,215
Cash and cash equivalents - at the beginning of the period	226,583	176,108	165,893
Cash and cash equivalents - at the end of the period	$120,865	$226,583	$176,108

	Year ended December 31,
	2025	2024	2023

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$29,695	$19,878	$18,011
Interest	$5,577	$14,313	$18,488
Non-cash investing and financing activities:
Purchase of property and equipment	$10,925	$1,080	$639
Share-based compensation included in capitalized internal-use software	$1,601	$2,156	$2,253
Creation and modification of operating lease right-of-use assets and operating lease liability	$48,457	$17,165	$11,730
Lease incentive	$2,483	$17,165	$11,730
Reclassification of Restricted deposit to Short-term deposit	$—	$3,780	$—
Issuance of Ordinary shares and Non-voting Ordinary shares related to Commercial agreement	$—	$—	$288,063

(1) Includes an (increase) decrease in related party trade receivables of $37,467, $(64,380) and $(12,297), as of December 31, 2025, 2024 and 2023, respectively.
(2) Includes an increase in related party trade payables of $2,394, $29,899 and $38,657, as of December 31, 2025, 2024 and 2023, respectively.
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
During the year ended December 31, 2024, the Company concluded it had obtained exclusivity to the extent contemplated by the Commercial agreement, and therefore began to record amortization expenses of the Commercial agreement asset. For the years ended December 31, 2025 and 2024, the Company recorded amortization expenses of $16,372 and $2,832, respectively, related to the Commercial agreement asset. For the year ended December 31, 2023, the Company did not record amortization expenses of the Commercial agreement asset. For related parties see Note 16.

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
The Company’s management regularly evaluates its estimates, primarily those related to: (1) revenue recognition criteria, including the determination of revenue reporting as gross versus net in the Company’s revenue arrangements, (2) allowances for credit losses, (3) operating lease assets and liabilities, including the incremental borrowing rate and terms and provisions of each lease, (4) the useful lives of its Commercial agreement asset, property and equipment and capitalized software development costs, (5) income taxes, (6) the fair value of financial assets and liabilities, including Private Warrants and derivative instruments (7) Impairment of intangible assets and goodwill annual impairment test.
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
The Company’s cash, cash equivalents and restricted deposits are invested in major banks mostly in the United States, the United Kingdom and Israel. The Company maintains cash and cash equivalents with diverse financial institutions and monitors the amount of credit exposure to each financial institution. In the United States and United Kingdom, the Company deposits are maintained with commercial banks, which are insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”) and Financial Services Compensation Scheme (“FSCS”), which is authorized by the Bank of England (acting in its capacity as the Prudential Regulation Authority), respectively. In Israel, commercial banks do not have government-sponsored deposit insurance. As of December 31, 2025, the Company maintained cash balances with U.S. and United Kingdom banks that significantly exceed FDIC and FSCS insurance limits and expect we will continue to do so. As of December 31, 2025, the Company has not experienced credit losses related to these balances.
The Company’s short-term investments consist of short-term bank deposits. Short-term bank deposits are held with a major Israeli bank and are not insured or guaranteed.
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
As of December 31, 2025 and December 31, 2024, no single customer accounted for 10% or more of accounts receivable or total revenue for those respective years then ended, except as disclosed in Note 16.
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
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

	Years
Computer equipment and software	3	–	6
Internal-use software	3
Office furniture and equipment	3	–	7
Leasehold improvements	Over the shorter of expected lease term or estimated useful life
In January 2025, the Company completed an assessment of the useful lives of its servers and adjusted the estimated useful life, from three to six years, effective on January 1, 2025. Based on the carrying value of assets in service as of December 31, 2024, the change resulted in a reduction of depreciation expense of $10,454, for the year ended December 31, 2025, recorded primarily in cost of revenues.
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
During the years ended December 31, 2025 and 2024, the Company recognized write-offs related to capitalized internal-use software in the amounts of $2,800 and $3,038, respectively. There was no impairment of long-lived assets in the year ended December 31, 2023.
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
There was no impairment of goodwill in the years ended December 31, 2025, 2024 and 2023.
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
Consolidated net income in the consolidated statements of income (loss) is the measure of financial profit and loss most closely aligned with generally accepted accounting principles that is used by the CEO to assess performance and resource allocation. The CODM does not review segment-specific asset information when evaluating the Company's performance, and therefore, such details are not presented.
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
Traffic Acquisition Cost: Traffic acquisition cost, or TAC, consists primarily of cost related to digital property compensation for placing Taboola’s platform on their digital property and cost for advertising impressions purchased from real-time advertising exchanges and other third parties. Traffic acquisition cost also includes up-front payments, incentive payments, or bonuses paid to the digital property partners and the non-cash based Commercial agreement asset, which are amortized over the shorter of respective contractual terms and the economic benefit period of the digital property arrangement. Taboola has two primary compensation models for digital properties. The most common model is a revenue share model. In this model, Taboola agrees to pay a fixed percentage of the revenue that it generates from advertisements placed on the digital properties.
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
As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities in the consolidated balance sheets and measured at fair value at inception and at each reporting period in accordance with ASC 820, ‘‘Fair Value Measurement’’, with changes in fair value presented within finance income (expense), net in the consolidated statements of income (loss) in the period of change.
The Private Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.
The key inputs into the Black-Scholes model for the Private Warrants as of December 31, 2025 and 2024, were as follows:

Input	December 31,
	2025			2024
Risk-free interest rate	3.59%			4.11%	—	4.12%
Expected term (years)	0.49			0.75	—	1.49
Expected volatility	37.0%	—	81.6%	39.7%	—	76.5%
Exercise price	$11.50			$11.50
Underlying stock price	$4.61			$3.65

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
•For the years ended December 31, 2025 and 2024, volatility is calculated as the standard deviation of continuously compounded returns for Taboola’s Ordinary shares, using a look back period commensurate with the remaining term of each respective warrant, with the exception of the Public Warrants for which the volatility is determined iteratively to calibrate to the traded price.
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
The Company did not grant options awards during the years ended December 31, 2025, 2024 and 2023.
These assumptions and estimates were determined as follows:
Fair Value of Ordinary Shares is determined by the closing price of the Company’s Ordinary shares as reported on the date of grant.
The risk-free rate for the expected term of the options is based on the yields of the U.S. Treasury securities with maturities appropriate for the expected term of employee share option awards.
The expected term of options granted is based on historical experience and represents the period of time that options granted are expected to be outstanding. There is not sufficient historical share exercise data to calculate the expected term of the share options, accordingly the Company determines the expected term using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options.
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
The financial effect of changes in tax laws or rates is accounted for in the period of enactment. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. The Company regularly evaluates the realizability of our deferred tax assets each reporting period by weighing all available positive and negative evidence.
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

Recently Adopted Accounting Pronouncements:
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topics 740): Improvements to Income Tax Disclosures”, which expands the disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid. This ASU is effective for the fiscal years beginning after December 15, 2024. The Company adopted this guidance on a prospective basis as reflected in the Notes to the Consolidated Financial Statements. There was no impact to the Company’s consolidated balance sheets, consolidated statements of income (loss), consolidated statements of shareholders’ equity or consolidated statements of cash flows (see Note 14).
Recently Issued Accounting Pronouncements:
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
In November 2025, the FASB issued ASU 2025-09 to amend the guidance in Derivatives and Hedging (Topic 815). The update provides targeted improvements intended to enhance the application of hedge accounting, including expanded eligibility of forecasted transactions, additional flexibility in measuring hedge effectiveness, and clarifications related to hedging non-financial items. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the impact on its financial statement disclosures.
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

NOTE 3:- CASH AND CASH EQUIVALENTS
The following table presents for each reported period, the breakdown of cash and cash equivalents:

	December 31,
	2025	2024
Cash	$111,651	$154,962
Money market accounts and funds	—	70,692
Time deposits	9,214	929
Total Cash and cash equivalents	$120,865	$226,583

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 4:-    FAIR VALUE MEASUREMENTS
The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. The Company did not have any transfers between fair value measurements levels in the years ended December 31, 2025 and 2024.
The following table sets forth the Company’s assets and liabilities that were measured at fair value as of December 31, 2025 and 2024, by level within the fair value hierarchy:

	Fair Value Hierarchy	Fair value measurements as of
Description		December 31, 2025	December 31, 2024
Assets:
Cash equivalents:
Money market accounts and funds	Level 1	$—	$70,692
Short-term investments:
Short-term deposits	Level 2	$—	$3,780
Derivative instruments asset:
Derivative instruments designated as cash flow hedging instruments	Level 2	$534	$468

Liabilities:
Warrants liability:
Public Warrants	Level 1	$(501)	$(3,303)
Private Warrants	Level 3	$—	$(65)
Derivative instruments liability:
Derivative instruments designated as cash flow hedging instruments	Level 2	$—	$(50)
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
The following table presents the changes in the fair value of Warrants liability:

	Private	Public	Total
Input	Warrants	Warrants	Warrants
Fair value as of December 31, 2024	$65	$3,303	$3,368
Change from private to public holdings	(1)	1	—
Change in fair value	(64)	(2,803)	(2,867)
Fair value as of December 31, 2025	$—	$501	$501

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 5:- DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company records all cash flow hedging instruments on the consolidated balance sheets at fair value. The fair values of outstanding derivative instruments designated as cash flow hedging instruments were as follows:

	December 31,
	2025	2024
Prepaid expenses and other current assets	$534	$468
Accrued expenses and other current liabilities	$—	$(50)
As of December 31, 2025 and 2024, the notional amounts of the Company’s derivative instruments designated as cash flow hedging instruments outstanding in U.S. dollars amounted to $18,817 and $49,502, respectively.
Effect of Foreign Currency Contracts on the Consolidated Statements of loss
The effect of foreign currency contracts designated as cash flow hedge on the consolidated statements of income (loss), for the years ended December 31, 2025, 2024 and 2023, were as follows:

	Year ended
	December 31,
	2025	2024	2023
Cost of revenues	$334	$18	$(155)
Research and development	3,037	199	(1,619)
Sales and marketing	792	50	(305)
General and administrative	560	40	(296)
Total gains (losses) recognized in the consolidated statements of loss, net	$4,723	$307	$(2,375)

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
The changes in unrealized gains (losses) on the Company’s derivative instruments recorded in accumulated other comprehensive income (loss) were as follows:

	Year ended
	December 31,
	2025	2024	2023
Unrealized losses on derivative instruments, beginning of period	$418	$948	$(313)
Changes in fair value of derivative instruments	4,839	(223)	(1,114)
Reclassification of gains (losses) recognized in the consolidated statements of income (loss) from accumulated other comprehensive income (loss)	(4,723)	(307)	2,375
Unrealized gains (losses) on derivative instruments, end of period	$534	$418	$948
All net deferred gains (losses) in accumulated other comprehensive income (loss) as of December 31, 2025, are expected to be recognized over the next twelve months as operating expenses in the same financial statement line item in the consolidated statements of income (loss) to which the derivative relates.

NOTE 6:- PREPAID EXPENSES AND OTHER CURRENT ASSETS

	Year ended
	December 31,
	2025	2024
Prepaid expenses	$35,198	$38,185
Government institutions	35,145	11,836
Derivative instruments	534	468
Other current asset	6,123	4,839
Total prepaid expenses and other current assets	$77,000	$55,328

NOTE 7:- PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following:

	December 31,
	2025	2024
Computer and equipment and software	$240,603	$210,927
Internal-use software	84,853	72,024
Leasehold improvements	22,425	18,790
Office furniture and equipment	4,086	3,821
Property and equipment, gross	351,967	305,563
Less accumulated depreciation	(256,632)	(236,175)
Property and equipment, net	$95,335	$69,388
The Company capitalized internal-use software costs of $15,630 and $15,665 for the years ended December 31, 2025 and 2024, respectively. The Company’s capitalized internal-use software amortization is included in cost of revenues in the Company’s consolidated statements of income (loss) and totaled to $16,642, $17,264 and $12,446 for the years ended December 31, 2025, 2024 and 2023, respectively.
Total depreciation expenses (including amortization of internal-use software) for the years ended December 31, 2025, 2024 and 2023, were $29,242, $37,335 and $32,624, respectively.
For the years ended December 31, 2025, 2024 and 2023, the Company wrote off fully depreciated property and equipment, which were no longer in use, with a cost basis of $8,785, $7,147 and $6,599, respectively.
During the fiscal years ended December 31, 2025 and 2024, the Company recognized write-offs of internal use software totaling $2,800 and $3,038, respectively. In the fiscal year ended December 31, 2023, the Company did not record any write-offs related to internal use software.

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 8:- GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
As of December 31, 2025 and 2024 the carrying amount of the Company's total goodwill was $555,931.
Intangible Assets, Net
Definite-lived intangible assets, net consist of the following:

	Gross Fair	Accumulated	Net Book
December 31, 2025	Value	Amortization	Value
Merchant/Network affiliate relationships	$146,547	$(141,119)	$5,428
Technology	74,193	(66,549)	7,644
Publisher relationships	42,934	(42,934)	—
Tradenames	24,397	(24,131)	266
Customer relationship	13,473	(12,886)	587
Total	$301,544	$(287,619)	$13,925

	Gross Fair	Accumulated	Net Book
December 31, 2024	Value	Amortization	Value
Merchant/Network affiliate relationships	$146,547	$(108,558)	$37,989
Technology	74,193	(55,039)	19,154
Publisher relationships	42,934	(35,778)	7,156
Tradenames	24,097	(24,097)	—
Customer relationship	13,473	(12,705)	768
Total	$301,244	$(236,177)	$65,067
Amortization expenses for intangible assets were $51,442, $60,518 and $63,888 for the years ended December 31, 2025, 2024 and 2023, respectively.

The estimated future amortization expense of definite-lived intangible assets as of December 31, 2025, is as follows:

Year Ending December 31,
2026	$13,391
2027	236
2028	112
2029 and thereafter	186
Total	$13,925

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 9:- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,
	2025	2024
Employees and related benefits	$45,028	$51,543
Accrued expenses	28,511	30,740
Government authorities	40,884	32,252
Advances from customers	10,050	10,599
Accrued vacation pay	13,906	14,276
Derivative instruments	—	50
Other	21,495	15,012
Total accrued expenses and other current liabilities	$159,874	$154,472

NOTE 10:- LEASES
The main operating lease expenses include leases of office locations, data centers and vehicles. The lease terms of the Company’s operating leases, with various expiration dates through 2033.

The following table presents supplemental information related to the operating leases:

	December 31,
	2025	2024
Weighted average remaining operating lease term in years	3.8	3.6
Weighted average discount rate of operating leases	5.23%	5.52%

The Company lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

The components of lease expense related to leases for the years ended December 31, 2025, 2024 and 2023, were as follows:

	Year ended
	December 31,
	2025	2024	2023
Components of lease expense:
Operating lease cost	$30,575	$23,499	$20,286
Short-term lease cost and variable lease cost	2,054	1,190	2,462
Sublease income	$—	$—	$(167)
Maturities of lease liabilities as of December 31, 2025, were as follows:

Year Ending December 31,	Amount
2026	$33,569
2027	28,070
2028	15,922
2029	8,972
2030	5,646
Thereafter	9,814
Total undiscounted lease payments	$101,993
Less: imputed interest	(10,203)
Present value of lease liabilities	$91,790

NOTE 11:- FINANCING ARRANGEMENTS
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
The total interest expenses, including issuance costs amortization, recognized in connection with the 2021 Credit Agreement were $2,468 and $15,549, for the years ended December 31, 2025 and 2024, respectively.

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
The 2025 Revolving Credit Agreement also contains customary representations, covenants and events of default as well as a financial covenant, which limits Taboola’s allowable net leverage ratio. Failure to meet the covenants beyond applicable grace periods could result in acceleration of the Revolving Loans and/or termination of the Revolving Facility. As of December 31, 2025, the Company was in compliance with the 2025 Revolving Credit Agreement covenants.
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
As of December 31, 2025, the unamortized deferred financing costs associated with the Revolving Facility amounted to $2,858, and were included in short-term and long-term prepaid expenses in the consolidated balance sheet.
In connection with the establishment of the Revolving Facility and the repayment in full of the loan under the 2021 Credit Agreement, previously capitalized debt issuance costs totaling $6,597, consisting of $6,004 and $593, related to the 2021 Credit Agreement and the 2022 Revolving Credit Agreement, respectively, were recognized as loss on extinguishment of debt at the Closing Date.
Subsequent to the balance sheet date, in January 2026, the Company withdrew additional proceeds from revolving credit line in the amount of $50,750 and repaid $26,650 in principal amount of outstanding debt under the Revolving Facility.

NOTE 12:- SHAREHOLDERS’ EQUITY AND SHARE INCENTIVE PLANS
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
During the year ended December 31, 2025, the Company repurchased 76,910,227 Shares, consisting of 62,739,465 Ordinary shares and 14,170,762 Non-voting Ordinary shares (see Note 16) at an average price of $3.30 per share (excluding broker and transaction fees of $1,392). As of December 31, 2025, the Company had remaining authorization under the Buyback Program to repurchase Ordinary shares up to an aggregate amount of $191,419.

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
As of December 31, 2025, the maximum number of the Company’s Ordinary shares available for issuance under the 2021 Plan is equal to the sum of (i) 31,932,902 Ordinary shares, (ii) any shares subject to awards under the Legacy Plans which have expired, or were canceled, terminated, forfeited or settled in cash in lieu of issuance of shares or become unexercisable without having been exercised, and (iii) an annual increase on the first day of each year beginning in 2022 and on January 1 of each calendar year thereafter during the term of the 2021 Plan, equal to the lesser of (A) 5% of the outstanding shares on the last day of the immediately preceding calendar year and (B) such amount as determined by the Company’s board of directors if so determined prior to January 1 of a calendar year.
As of December 31, 2025, the maximum number of the Company’s Ordinary shares available for issuance under the ESPP shall not exceed in the aggregate 6,386,580 Ordinary shares. The ESPP share pool will be increased on the first day of each fiscal year during the term of the ESPP in an amount equal to the lesser of (i) 6,386,580 the Company’s ordinary shares, (ii) 2% of the total number of shares of the Ordinary shares outstanding (on a fully diluted basis) on the last day of the immediately preceding fiscal year, and (iii) such amount as determined by the Company’s board of directors if so determined prior to January 1 of a calendar year. As of December 31, 2025, the ESPP has not been activated and no Ordinary shares had been issued under the ESPP, therefore in the last three years the Company’s board of directors decided to disable the automatic enlargement feature included in the ESPP, as described above.
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
For the years ended December 31, 2025, 2024 and 2023, the Company utilized the net issuance mechanism in connection with equity-based compensation for certain executive officers, which resulted in a tax withholding payment by the Company of $5,965, $3,086 and $3,804, respectively, which were recorded as a reduction of additional paid-in capital.

c. The following is a summary of share option activity and related information for the year ended December 31, 2025 (including employees, directors, officers and consultants of the Company):

	Outstanding Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	25,157,131	$3.50	4.74	$36,594
Exercised	(3,481,163)	$2.55		$3,648
Forfeited	(462,514)	$6.69
Balance as of December 31, 2025	21,213,454	$3.58	4.05	$46,273
Exercisable as of December 31, 2025	20,851,642	$3.54	4.03	$45,854
During the years ended December 31, 2025 and 2024, the Company did not grant options (see Note 2).
The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period.
The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023, was $3,648, $6,630 and $11,866, respectively.
As of December 31, 2025, unrecognized share-based compensation cost related to unvested share options was $15, which is expected to be recognized over a weighted-average period of 0.1 years.

d.The following is a summary of the RSU activity and related information for the year ended December 31, 2025:

	Outstanding Restricted Shares Units	Weighted Average Grant Date Fair Value

Balance as of December 31, 2024	25,440,611	$4.78
Granted	18,475,363	3.28
Vested (1)	(12,454,144)	4.75
Forfeited	(4,250,561)	4.38
Balance as of December 31, 2025	27,211,269	$3.84
(1) A portion of the shares that vested were netted out to satisfy the tax obligations of the recipients. During the year ended December 31, 2025, a total of 1,609,918 RSUs were canceled to satisfy tax obligations, resulting in net issuance of 1,642,122 Ordinary shares.
The total release date fair value of RSUs was $44,031, for the year ended December 31, 2025.
The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2025, 2024 and 2023, was $3.28, $4.60 and $3.54, respectively.
As of December 31, 2025, unrecognized share-based compensation cost related to unvested RSUs was $92,724, which is expected to be recognized over a weighted-average period of 2.47 years.
The total share-based compensation expense related to all of the Company’s share-based awards recognized for the years ended December 31, 2025, 2024 and 2023, were comprised as follows:

	Year ended December 31,
	2025	2024	2023
Cost of revenues	$3,593	$3,853	$3,924
Research and development	25,792	26,149	24,471
Sales and marketing	17,358	17,846	16,397
General and administrative	17,193	19,250	19,539
Total share-based compensation expense	$63,936	$67,098	$64,331

NOTE 13:- EMPLOYEES CONTRIBUTION PLAN
a.Pursuant to Israel’s Severance Pay Law, Israeli employees are entitled to severance pay equal to one month’s salary for each year of employment, or a portion thereof. The employees of the Israeli subsidiary elected to be included under section 14 of the Severance Pay Law, 1963 (“section 14”). According to this section, these employees are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments in accordance with section 14 release the Company from any future severance payments (under the above Israeli Severance Pay Law) in respect of those employees; therefore, related assets and liabilities are not presented in the balance sheet. For the years ended December 31, 2025, 2024 and 2023, the Company recorded $6,783, $6,679 and $5,989 respectively, in severance expenses related to these employees.
b.The Company offers a 401(k) Savings plan in the U.S. that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Under the 401(k) Plan, participating employees can contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer matching contribution. The Company matches 50% of participating employee contributions to the plan up to 6% of the employee’s eligible compensation. For the years ended December 31, 2025, 2024 and 2023, the Company recorded $2,235, $2,083 and $1,769, respectively, of expenses related to the 401(k) plan.

NOTE 14:- INCOME TAXES
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
In 2023, the Company received a Tax Ruling from the Israeli Tax Authority that its activity is an industrial activity and is eligible for the status of a PTE, provided that the Company meets the requirements under the tax ruling. As of December 31, 2025, management believes that the Company meets the aforementioned conditions.
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
The BEAT applies to “applicable taxpayers” making “base erosion payments” (deductible payments) to foreign related parties. “Applicable taxpayers” are U.S. corporations with average annual gross receipts for the 3-taxable-year period ending with the preceding taxable year are at least $500,000. Taboola Inc. is an “applicable taxpayer” for BEAT purposes in 2025.
In July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into U.S. law. The Act extends and modifies several provisions originally introduced under the Tax Cuts and Jobs Act of 2017, while also implementing additional changes to U.S. federal tax law. Key provisions of the Act include (i) the permanent extension of 100% bonus depreciation for qualifying assets, (ii) the elimination of the requirement to capitalize and amortize U.S.-based research and experimental expenditures, allowing for immediate expensing, (iii) changes to the limitation on the deductibility of interest expense, and (iv) modifications to the taxation of foreign earnings and other international income tax provisions. The Act contains multiple effective dates, with certain provisions taking effect beginning in calendar year 2025 and others phased in through calendar year 2027.
Pillar two
In December 2021, the Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion Profit Shifting released Model Global Anti-Base Erosion rules (“Model Rules” also known as “GloBE”) under Pillar Two. The Model Rules set forth the “common approach” for a global minimum tax rate at 15% for multinational enterprises with a turnover of more than Euros 750 million. Rules under Pillar Two were effective from January 1, 2024.
In Israel, a law was enacted in December 2025 to implement the Qualified Domestic Minimum Top-Up Tax (the Israeli QDMTT), aligning with the OECD's Pillar Two framework for a global minimum tax. This law ensures that profits of companies within multinational groups subject to these rules are taxed in Israel at a minimum Effective Tax Rate. The Israeli QDMTT law will impose a local top-up tax as necessary, with the legislation taking effect on January 1, 2026, and applying to income generated from that date onward.
According to the company's Pillar Two assessment, the GloBE rules did not materially impact the Group’s consolidated financial statements for the year ended December 31, 2025.
a.The components of the income (loss) before taxes were as follows:

	Year ended
	December 31,
	2025	2024	2023
Israel	$22,289	$7,200	$(65,764)
Foreign	10,476	6,737	(10,777)
Total income (loss) before taxe	$32,765	$13,937	$(76,541)

b. Taxes on income (tax benefit) are comprised as follows:

	Year ended
	December 31,
	2025	2024	2023
Current :
Israel	$4,176	$1,001	$1,363
Foreign	13,175	26,014	19,632
Total current income tax expense	17,351	27,015	20,995
Deferred:
Israel	(17,487)	—	—
Foreign	(9,383)	(9,318)	(15,496)
Total deferred income tax benefit	(26,870)	(9,318)	(15,496)
Total tax on income (tax benefit)	$(9,519)	$17,697	$5,499

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies, the reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes are as follows :

	Year Ended December 31, 2025
	Amount	Percent
Israeli Statutory Corporate Tax Rate	$7,536	23.0%
Preferred Tax Rate Differential	$(2,158)	(6.6)%
Foreign Tax Effects
United States
Statutory Tax Rate difference between Israel and United States	$466	1.4%
Share Based Compensation	$2,957	9.0%
Research and Development Tax Credits	$(926)	(2.8)%
Nondeductible Compensation	$2,667	8.1%
Foreign-Derived Intangible Income	$(1,131)	(3.5)%
State and Local Taxes	$(465)	(1.4)%
Changes in Valuation Allowances	$456	1.4%
Others	$112	0.3%
United Kingdom
Welfare Expenses	$657	2.1%
Nondeductible Intangible Amortization	$(989)	(3.0)%
Research and Development Tax Credits	$(352)	(1.1)%
Changes in Valuation Allowances	$(1,344)	(4.1)%
Exchange Rate Movement	$(482)	(1.5)%
Others	$59	0.1%
Brazil
Withholding Tax	$1,028	3.1%
Changes in Valuation Allowances	$(874)	(2.7)%
Other	$(872)	(2.7)%
Germany
Nontaxable Unrealized Gains	$(402)	(1.2)%
Others	$189	0.6%
Other Foreign Jurisdictions	$(703)	(2.1)%
Changes in Valuation Allowances	$(19,599)	(59.8)%
Nontaxable or Nondeductible Items
Share Based Compensation	$1,860	5.7%
Others	$552	1.7%
Changes in Unrecognized Tax Benefits	$1,732	5.3%
Other Adjustments	$509	1.6%
Effective Tax Rate	$(9,519)	29.0%

	Year ended
	December 31,
	2024	2023
Income (loss) before taxes on income, as reported in the consolidated statements of income (loss)	$13,937	$(76,541)
Statutory tax rate in Israel	23%	23%
Preferred Technology Enterprise benefits	(6)%	(9)%
Permanent difference - nondeductible expenses	50%	(9)%
Change in valuation allowance	10%	(11)%
Income taxes at a rate other than the Israel statutory tax rate	26%	(2)%
Prior years taxes	5%	2%
Uncertain tax position	15%	(6)%
Other	4%	5%
Effective tax rate	127%	(7)%

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies, cash paid for income taxes, net of refunds, during the year ended December 31, 2025 was as follows (in thousands):

Year ended
December 31,
2025
Israel	$140
Foreign
United States
Federal	$10,800
States	$1,615
United Kingdom	$11,181
Brazil	$2,001
Other foreign jurisdictions	$3,958
Total	$29,695
Cash paid for income taxes, net of refunds, during the years ended December 31, 2024 and 2023 was $19,878 and $18,011, respectively.

Deferred tax assets and liabilities:
Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2025, and 2024 , the deferred tax assets and liabilities presented in the balance sheet are comprised as follow:

	Year ended
	December 31,
	2025	2024
Deferred tax assets	$20,624	$—
Deferred tax liabilities	$(628)	$(5,497)
Deferred tax assets, net	$19,996	$(5,497)

As of December 31, 2025, and 2024 the Company’s deferred taxes were in respect of the following:

	Year ended
	December 31,
	2025	2024

Carry forward tax losses	$360	$3,196
Research and development	1,785	3,410
Operating lease liability	17,119	13,064
Reserves and Allowances	5,361	5,938
Share-based compensation expenses	11,891	11,787
Tax credit carry forward	10,839	10,094
Issuance and Transaction expenses	—	335
Intangibles assets, net	633	1,358
Interest expense carried forward	497	2,423
Other	286	534
Deferred tax assets before valuation allowance	48,771	52,139
Valuation allowance	(6,112)	(26,179)
Deferred tax asset	42,659	25,960

Intangibles assets, net	(3,958)	(16,772)
Property and equipment, net	(3,063)	(1,617)
Capitalized research and development	(876)	(1,374)
Operating lease right-of-use assets	(14,757)	(11,682)
Other	(9)	(12)
Deferred tax liabilities	(22,663)	(31,457)

Deferred tax liabilities, net	$19,996	$(5,497)

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset certain deferred tax assets on December 31, 2025 and 2024 , due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.
As of December 31, 2025, we concluded that a release of a significant portion of our valuation allowance against certain deferred tax assets. These assets will be realized based on our recent history of cumulative domestic earnings and our projections of future taxable income. Consequently, we reversed most of the valuation allowance, resulting in a one-time tax benefit of $20,067 to our income tax provision The Company maintained a valuation allowance with respect to California deferred tax assets: state net operating losses and state R&D tax credits, the Company believe are not likely to be realized.
As of December 31, 2025, $186,638 of undistributed earnings held by the Company’s foreign subsidiaries are designated as indefinitely reinvested. If these earnings were repatriated to Israel, they would be subject to income taxes and to an adjustment for foreign tax credits and foreign withholding taxes in the amount of $13,705 The Company did not recognize deferred taxes liabilities on undistributed earnings of its foreign subsidiaries, as the Company intends to indefinitely reinvest those earnings.
As of December 31, 2025, the Company has an accumulated tax loss carry-forward of approximately $1,271 federal tax in the U.S. which can be offset in accordance with the limitation as described in Section 382 of the code due to U.S. subsidiary’s prior “change in ownership”. The annual limitation may result in the expiration of net operating losses before utilization.

A reconciliation of the beginning and ending balance of total unrecognized tax positions is as follows:

	Year ended
	December 31,
	2025	2024
Unrecognized tax position, beginning of year	$10,291	$8,216
Increases related to current years’ tax positions	3,394	1,712
Increase related to prior years' tax positions	650	544
Decreases due to lapses of statutes of limitations	(2,312)	(181)
Decreases due to settlements with tax authorities	(430)	—
Unrecognized tax position, end of year	$11,593	$10,291

We include interest and penalties related to unrecognized tax benefits in income tax expense. We recognized net interest and penalties related to unrecognized tax benefits in provision for (benefit from) income taxes line of our consolidated statements of operations of $609 and $467 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, and 2024, we have accrued $1,789 and $1,180, respectively, related to interest and penalties on our unrecognized tax benefits.
As of December 31, 2025, the total amount of gross uncertain tax benefits was $11,593, out of which an amount of $11,593, if recognized, would affect the Company’s effective tax rate. As of December 31, 2025 and 2024, unrecognized tax benefit in the amount of $— and $92, was presented net of deferred tax assets.
The Company currently does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of settlements with tax authorities, the likelihood and timing of which is difficult to estimate.

Tax assessments:
Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. Tax authorities may have the ability to review and adjust net operating loss or tax credit carryforwards that were generated prior to these periods if utilized in an open tax year. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing, or inclusion of revenue and expenses, or the sustainability of income tax credits for a given audit cycle.
The Company has final tax assessments in Israel through 2019, in the UK through 2020, and in the US through 2021.

NOTE 15:- COMMITMENTS AND CONTINGENCIES
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
Non-cancelable Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase primarily software and IT related-based services. As of December 31, 2025, the Company had outstanding non-cancelable purchase obligations in the amount of $35,667.
Legal Proceedings
In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes, or claims. The Company investigates these claims as they arise and record a provision, as necessary. Provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Although claims are inherently unpredictable, the Company is currently not aware of any matters that, it believes would individually, or in the aggregate, have a material adverse effect on its business, financial position, results of operations, or cash flow.

NOTE 16:- RELATED PARTY TRANSACTIONS
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
The Company and its affiliates are parties to several agreements in the ordinary course of business with Yahoo and its affiliates. Revenues from the related party are derived from Yahoo’s advertiser spend on the Company’s network, for which Yahoo is the billing entity. Traffic acquisition cost to the related party is compensation for placing Taboola’s platform on Yahoo’s digital property. In connection with these agreements, the Company recorded revenue from Yahoo in the amount of $201,638 and $233,640, which represent 10.5% and 13.0%, of the Company’s total revenue, for the years ended December 31, 2025 and 2024, respectively. In addition, the Company recorded traffic acquisition costs related to Yahoo in the amount of $348,995 and $275,539, for the years ended December 31, 2025 and 2024, respectively. Certain traffic acquisition costs for the years ended December 31, 2025 and 2024, noted herein, are unaffiliated with the Yahoo revenues recorded for this period.
As of December 31, 2025 and 2024, in regards to Yahoo, the Company’s balances of trade receivables were $39,210 and $76,677, which represented approximately 10.9% and 20.7% of the Company’s trade receivables, respectively, and its balances of trade payables were $70,950 and $68,556, respectively, associated with the revenues presented on a gross and net basis.
The Company and Yahoo, pursuant to the Omnibus Agreement entered into on November 28, 2022, each agreed to pay certain expenses in connection with the transaction and each party agreed to reimburse the other for some or all of these expenses. Under these arrangements, the Company recognized expenses, net of $(1,441) and $1,441, for the years ended December 31, 2025 and 2024, respectively.
In June 2024, the Company repurchased 988,296 of the Non-voting Ordinary shares at a price of 4.07 per share, based on the terms stipulated in the agreement entered into between the Company and Yahoo in June 2024, for an aggregate purchase price of $4,022, as part of the Buyback Program (see Note 12).
On February 24, 2025, the Company and Yahoo entered into a Share Repurchase Agreement (“Repurchase Agreement”). In accordance with the Repurchase Agreement, the Company may conduct weekly repurchases of Yahoo's Non-voting Ordinary shares at a purchase price determined by a market based pricing formula as specified in the Repurchase Agreement. The maximum amount of Non-voting Ordinary shares that may be repurchased each week will be 25% of the applicable allowable limit under Rule 10b-18 of the Securities Exchange Act of 1934. The Repurchase Agreement terminates upon the earlier of: (i) the Company obtaining regulatory approval permitting Yahoo’s equity ownership in the Company to exceed 25%; (ii) the Company determining, as specified in the Repurchase Agreement, that no such approval is required; or (iii) December 31, 2025. On March 14, 2025, the Company and Yahoo amended the Repurchase Agreement to modify the number shares the Company may repurchase each week from 25% to up to 1/3rd of the weekly applicable allowable limit under Rule 10b-18. The prior agreement limited the amount of shares the Company could repurchase in the open market. The amendment enables the Company to repurchase up to the maximum allowable Rule 10b-18 limit while keeping Yahoo’s ownership of Taboola’s outstanding shares from reaching 25% or more. Under the Repurchase Agreement, through October 14, 2025, the Company purchased 14,170,762 Non-voting Ordinary shares for an aggregate purchase price of approximately $44,288. On October 15, 2025, the Repurchase Agreement terminated in accordance with its terms, following notice from Israeli counsel that approval from the Israeli Competition Authority was not required.
On November 10, 2025, the Company entered into a privately negotiated share repurchase agreement (the “Share Repurchase Agreement”) with certain funds affiliated with Pitango Venture Capital to repurchase 6,387,648 of the Company’s ordinary shares (the “Repurchase”) for consideration consisting of $3.67 per share, or an aggregate of approximately$23,400 in cash. The Repurchase was done under the Company’s existing repurchase authorization. Nechemia J. Peres, who is currently a member of the Company’s board of directors, is the Managing General Partner and Co-Founder of Pitango Venture Capital. The Repurchase was approved by the Company’s Audit Committee and was consummated on November 10, 2025.

NOTE 17:- SEGMENTS AND GEOGRAPHIC INFORMATION
The following table represents total revenue by geographic area based on the Advertisers’ billing address:

	Year ended
	December 31,
	2025	2024	2023

Israel	$101,774	$108,213	$144,048
United States	910,404	837,918	564,603
United Kingdom	77,826	72,546	78,080
Germany	159,931	144,546	132,041
Rest of the World	662,105	602,998	520,913
Total	$1,912,040	$1,766,220	$1,439,685
The following table represents the Company’s long-lived assets (1), net by geographic area:

	Year ended
	December 31,
	2025	2024

Israel	$75,318	$67,867
United States	63,783	39,390
United Kingdom	10,877	5,024
Rest of the world	24,524	16,103
Total	$174,502	$128,385
(1)Long-lived assets are comprised of property and equipment, net and operating lease right-of-use assets

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 18:- NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO ORDINARY AND NON-VOTING ORDINARY SHAREHOLDERS

	Year Ended
	December 31,
	2025		2024		2023
		Non-voting		Non-voting		Non-voting
	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary
	shares	shares	shares	shares	shares	shares
Numerator:
Net income (loss) attributable to Ordinary shareholders, basic and diluted	$37,508	$4,776	$(3,271)	$(489)	$(71,833)	$(10,207)

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to Ordinary shareholders, basic	276,456,505	35,203,874	298,769,457	44,619,451	303,282,558	43,093,556
Weighted-average shares used in computing net income (loss) per share attributable to Ordinary shareholders, diluted	283,538,088	35,203,874	298,769,457	44,619,451	303,282,558	43,093,556

Net income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, basic	$0.14	$0.14	$(0.01)	$(0.01)	$(0.24)	$(0.24)
Net income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, diluted	$0.13	$0.13	$(0.01)	$(0.01)	$(0.24)	$(0.24)

	Year ended
	December 31,
	2025	2024	2023
Number of shares used in basic computation	276,456,505	298,769,457	303,282,558
Weighted-average effect of dilutive securities:
Employee stock options and RSUs	7,081,583	—	—
Number of shares used in per share computation	283,538,088	298,769,457	303,282,558

The potential number of Ordinary shares that were excluded from the computation of diluted net income (loss) per share attributable to Ordinary shareholders for the periods presented because including them would have been anti-dilutive is as follows:

	Year ended
	December 31,
	2025	2024	2023
RSUs	9,159,556	20,209,991	25,554,224
Outstanding share options	7,332,399	11,812,628	27,397,556
Warrants	12,349,990	12,349,990	12,349,990
Issuable Ordinary shares related to business combination under holdback arrangement	—	484,500	1,647,292
Total	28,841,945	44,857,109	66,949,062

NOTE 19:- SUBSEQUENT EVENTS
On February 5, 2026, the Company entered into a binding settlement agreement regarding a legal matter in which the Company acted as the plaintiff, resulting a pre-tax income of approximately $77,560, net of estimated legal fees and other related expenses, in its interim consolidated statement of income (loss) for the three months ending March 31, 2026.

Table of Contents	TABOOLA.COM LTD.
ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
None.
ITEM 9A:CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025 Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Kost Forer Gabbay & Kasierer, A Member of EY Global, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
[None]

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
The remaining information required to be disclosed by this item is incorporated herein by reference to the 2026 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.
ITEM 11. EXECUTIVE COMPENSATION
The information required to be disclosed by this item is incorporated herein by reference to the 2026 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required to be disclosed by this item is incorporated herein by reference to the 2026 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be disclosed by this item is incorporated herein by reference to the 2026 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be disclosed by this item is incorporated herein by reference to the 2026 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Form 10-K:
1.Consolidated Financial Statements:
2.All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

Table of Contents	TABOOLA.COM LTD.
3.Exhibits

Table of Contents	TABOOLA.COM LTD.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed /Furnished
						Herewith
3.1	Articles of Association of Taboola.com Ltd. as Amended on December 30, 2022	8-K	001-40566	3.1	January 17, 2023
4.1	Description of Securities					*
4.2	Specimen Ordinary Share Certificate of Taboola.com Ltd.	F-4	333-255684	4.5	April 30, 2021
4.3	Specimen Warrant Certificate of Taboola.com Ltd.	F-4	333-255684	4.6	April 30, 2021
10.1††	Form of Director and Officer Indemnification Agreement	F-4	333-255684	10.10	April 30, 2021
10.2††	Compensation Policy for Officers and Directors	20-F	001-40566	4.5	March 24, 2022
10.3††	Compensation Package for the Board of Directors, amended as of May 28, 2024	10-Q	001-40566	10.1	August 07, 2024
10.4††	Form of 2021 Taboola.com Ltd. Share Incentive Plan	F-4	333-255684	10.8	April 30, 2021
10.5††	Form of Taboola.com Ltd. Employee Stock Purchase Plan	F-4	333-255684	10.9	April 30, 2021
10.6†	Stock Purchase Agreement dated as of July 22, 2021, by and among Taboola Inc., Shop Management LLC, and for certain specified sections of the Purchase Agreement, Taboola.com Ltd.	F-1/A	333-257879	2.3	September 1, 2021
10.7	Amended and Restated Investors’ Rights Agreement, dated as of January 25, 2021, by and among Taboola.com Ltd. and certain shareholders of Taboola.com Ltd.	F-4	333-255684	4.1	April 30, 2021
10.8	Registration Rights Agreement between Taboola.com Ltd. and Shop Management, LLC dated as of September 1, 2021	6-K	001-40566	99.2	September 1, 2021
10.9†	Omnibus Agreement, dated as of November 28, 2022, by and among Taboola.com Ltd., College Top Holdings, Inc., and Yahoo AdTech JV, LLC	8-K	001-40566	10.1	January 17, 2023
10.10†	Investor Rights Agreement, dated as of January 17, 2023 by and between Taboola.com Ltd. and College Top Holdings, Inc.	8-K	001-40566	10.2	January 17, 2023
10.11††	Employment Agreement, dated April 20, 2017, by and between Taboola, Inc. and Adam Singolda	10-K	001-40566	10.12	March 13, 2023
10.12††	Amendment to Compensation Package, dated June 4, 2025, by and between Taboola.com Ltd. and Adam Singolda	10-Q	001-40566	10.1	August 6, 2025
10.13#††	Employment Agreement, dated August 31, 2012, by and between Taboola.com Ltd. and Eldad Maniv	10-K	001-40566	10.14	March 13, 2023
10.14††	Amendment to Employment Agreement dated January 24, 2021 by and between Taboola.com Ltd. and Eldad Maniv	10-K	001-40566	10.15	March 13, 2023
10.15††	Amended and Restated Employment Agreement, dated January 1, 2011, by and between Taboola.com Ltd. and Lior Golan	10-K	001-40566	10.16	March 13, 2023
10.16††	Amended and Restated Offer Letter, dated March 3, 2023 by and between Taboola, Inc. and Stephen Walker	10-K	001-40566	10.17	March 13, 2023
10.17††	Offer Letter, dated September 4, 2019, by and between Taboola, Inc. and Kristy Sundjaja	10-K	001-40566	10.18	March 13, 2023
10.18††	Form of Restricted Share Unit Grant Agreement under Taboola.com Ltd.’s 2021 Share Incentive Plan	10-K	001-40566	10.1	February 28, 2024
10.19#	Digital Property and Demand Services Agreement, dated as of November 28, 2022, and amendments through June 30, 2024, by and between Taboola, Inc. and Yahoo Inc. and its affiliates	10-Q	001-40566	10.1	November 7, 2024
10.20#	Amendment No. 4, dated July 25, 2025, to the Digital Property and Services Agreement dated as of November 28, 2022 by and between Taboola, Inc. and Yahoo, Inc. and its affiliates	10-Q	001-40566	10.1	November 5, 2025
10.21†	Credit Agreement, dated as of March 18, 2025, entered into by and among Taboola.com Ltd., Taboola, Inc., as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent	10-Q	001-40566	10.1	May 7, 2025
10.22
Share Repurchase Agreement, dated November 10, 2025 by and between Taboola.com Ltd. and Pitango Venture Capital Fund VI, L.P., Pitango Venture Capital Fund VI-A, L.P. and Pitango Venture Capital Principals Fund VI, L.P.
						*
19†	Insider Trading Policy and Procedures	10-K	001-40566	19	February 26, 2025
21	Significant Subsidiaries of Taboola.com Ltd.					*
23	Consent of Kost Forer Gabbay & Kasierer, a member of EY Global, independent registered accounting firm for the Registrant					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32	Section 1350 Certifications					*
97	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-40566		February 28, 2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on February 25, 2026, hereunto duly authorized.

By: /s/ Stephen C. Walker
Name: Stephen C. Walker
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2026 by the following persons on behalf of the registrant and in the capacities indicated.

Table of Contents	TABOOLA.COM LTD.

Signature	Title
/s/ Adam Singolda	Chief Executive Officer and Director
/s/ Stephen C. Walker	Chief Financial Officer
/s/ Zvi Limon	Chairman of the Board
/s/ Monica Mijaleski	Director
/s/ Nechemia J. Peres	Director
/s/ Richard Scanlon	Director
/s/ Erez Shachar	Director
/s/ Gilad Shany	Director