Form 10-Q
period 2026-03-31
Taboola.com Ltd.
filed 2026-05-06
CIK 1840502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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

As of April 29, 2026 the Registrant had a total of 273,324,352 outstanding shares, which includes 243,284,708 Ordinary shares and 30,039,644 Non-voting Ordinary shares.

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
2

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED INTERIM BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	March 31,	December 31,
	2026	2025
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$150,275	$120,865
Trade receivables (net of allowance for credit losses of $15,273 and $13,889 as of March 31, 2026 and December 31, 2025, respectively) (1)	309,909	360,166
Prepaid expenses and other current assets	60,909	77,000
Total current assets	521,093	558,031
NON-CURRENT ASSETS
Long-term prepaid expenses	13,934	15,116
Commercial agreement asset	266,211	270,248
Restricted deposits	1,462	1,462
Deferred tax assets, net	22,239	20,624
Operating lease right of use assets	72,528	79,167
Property and equipment, net	96,185	95,335
Intangible assets, net	5,537	13,925
Goodwill	555,931	555,931
Total non-current assets	1,034,027	1,051,808
Total assets	$1,555,120	$1,609,839

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Trade payables (2)	$278,147	$330,684
Short-term operating lease liabilities	30,652	30,408
Accrued expenses and other current liabilities	152,077	159,874
Total current liabilities	460,876	520,966
LONG-TERM LIABILITIES
Revolving credit facility	66,400	102,300
Long-term operating lease liabilities	54,532	61,382
Warrants liability	105	501
Deferred tax liabilities, net	736	628
Other long-term liabilities	17,141	16,867
Total long-term liabilities	138,914	181,678
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY
Ordinary shares with no par value- Authorized: 700,000,000 as of March 31, 2026 and December 31, 2025; 345,272,825 and 341,610,237 shares issued, and 243,107,545 and 246,330,707 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Non-voting Ordinary shares with no par value- Authorized: 46,000,000 as of March 31, 2026 and December 31, 2025; 45,198,702 shares issued, and 30,039,644 shares outstanding as of March 31, 2026 and December 31, 2025.	—	—
Treasury Ordinary shares, at cost - 117,324,338 (102,165,280 Ordinary shares and 15,159,058 Non-voting Ordinary shares) and 110,438,588 (95,279,530 Ordinary shares and 15,159,058 Non-voting Ordinary shares) as of March 31, 2026 and December 31, 2025, respectively	(409,284)	(385,651)
Additional paid-in capital	1,417,818	1,404,248
Accumulated other comprehensive income (loss)	(334)	534
Accumulated deficit	(52,870)	(111,936)
Total shareholders' equity	955,330	907,195
Total liabilities and shareholders' equity	$1,555,120	$1,609,839

(1) Includes related party trade receivables of $51,313 and $39,210, as of March 31, 2026 and December 31, 2025, respectively.
(2) Includes related party trade payables of $71,229 and $70,950, as of March 31, 2026 and December 31, 2025, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED INTERIM STATEMENTS OF INCOME (LOSS)
U.S. dollars in thousands, except share and per share data

	Three Months Ended March 31,
	2026	2025
	Unaudited
Revenues (1)	$466,395	$427,493

Cost of revenues:
Traffic acquisition cost (2)	302,379	279,797
Other cost of revenues	34,439	28,389
Total cost of revenues	336,818	308,186

Gross profit	129,577	119,307

Operating expenses:
Research and development, net	39,580	35,956
Sales and marketing	72,565	65,890
General and administrative	25,048	23,723
Other income, net (3)	(77,000)	—
Total operating expenses	60,193	125,569

Operating income (loss)	69,384	(6,262)
Finance expenses, net (4)	(245)	(4,500)

Income (loss) before income taxes	69,139	(10,762)
Income tax benefit (expenses)	(10,073)	2,012
Net income (loss)	$59,066	$(8,750)

Net income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, basic	$0.21	$(0.03)
Net income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, diluted	$0.20	$(0.03)
Weighted-average shares used in computing net income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, basic	282,244,774	341,960,999
Weighted-average shares used in computing net income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, diluted	288,764,244	341,960,999

(1) Includes revenues from related party of $69,680 and $48,324, for the three months ended March 31, 2026 and 2025, respectively.
(2) Includes traffic acquisition cost to related party of $96,790 and $82,159 for the three months ended March 31, 2026 and 2025, respectively.
(3) See Note 10 Commitments and Contingencies.
(4) Includes loss on extinguishment of debt of $6,597 for the three months ended March 31, 2025.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED INTERIM STATEMENTS OF INCOME (LOSS)
U.S. dollars in thousands, except share and per share data

CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2026	2025
	Unaudited
Net income (loss)	$59,066	$(8,750)
Other comprehensive loss:
Unrealized losses on derivative instruments, net	(868)	(1,191)
Other comprehensive loss	(868)	(1,191)
Comprehensive income (loss)	$58,198	$(9,941)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
U.S. dollars in thousands, except share and per share data

	Non-voting Ordinary shares		Ordinary shares		Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Number	Amount	Number	Amount
Balance as of January 1, 2026	30,039,644	$—	246,330,707	$—	$(385,651)	$1,404,248	$(111,936)	$534	$907,195
Share-based compensation expenses	—	—	—	—	—	14,663	—	—	14,663
Repurchase of Ordinary shares	—	—	(6,885,750)	—	(23,633)	—	—	—	(23,633)
Exercise of options and vested RSUs	—	—	3,662,588	—	—	1,482	—	—	1,482
Payments of tax withholding for share-based compensation	—	—	—	—	—	(2,575)	—	—	(2,575)
Other comprehensive loss	—	—	—	—	—	—	—	(868)	(868)
Net income	—	—	—	—	—	—	59,066	—	59,066
Balance as of March 31, 2026 (unaudited)	30,039,644	$—	243,107,545	$—	$(409,284)	$1,417,818	$(52,870)	$(334)	$955,330

	Non-voting Ordinary shares		Ordinary shares		Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Number	Amount	Number	Amount
Balance as of January 1, 2025	44,210,406	$—	293,134,865	$—	$(130,117)	$1,335,825	$(154,220)	$418	$1,051,906
Share-based compensation expenses	—	—	—	—	—	15,796	—	—	15,796
Repurchase of Ordinary shares and non-voting Ordinary shares	(4,156,062)	—	(12,086,097)	—	(49,507)	—	—	—	(49,507)
Exercise of options and vested RSUs	—	—	3,395,786	—	—	797	—	—	797
Payments of tax withholding for share-based compensation	—	—	—	—	—	(842)	—	—	(842)
Other comprehensive loss	—	—	—	—	—	—	—	(1,191)	(1,191)
Net loss	—	—	—	—	—	—	(8,750)	—	(8,750)
Balance as of March 31, 2025 (unaudited)	40,054,344	$—	284,444,554	$—	$(179,624)	$1,351,576	$(162,970)	$(773)	$1,008,209
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Content	TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,
	2026	2025
	Unaudited
Cash flows from operating activities
Net income (loss)	$59,066	$(8,750)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation, amortization and write-offs	16,072	20,682
Share-based compensation expenses	14,195	15,517
Net loss (gain) from financing expenses	209	(1,038)
Revaluation of the Warrants liability	(396)	(1,726)
Amortization of loan and credit facility issuance costs	184	413
Loss on extinguishment of debt	—	6,597
Commercial agreement asset amortization	4,037	4,037
Change in operating assets and liabilities:
Decrease in trade receivables, net (1)	50,257	65,196
Decrease in prepaid expenses and other current assets and long-term prepaid expenses	16,257	4,434
Decrease in trade payables (2)	(42,229)	(31,758)
Decrease in accrued expenses and other current liabilities and other long-term liabilities	(7,523)	(22,196)
Increase in deferred taxes, net	(1,507)	(3,120)
Change in operating lease right of use assets	7,040	6,211
Change in operating lease liabilities	(7,007)	(6,388)
Net cash provided by operating activities	108,655	48,111

Cash flows from investing activities
Purchase of property and equipment	(18,374)	(12,041)
Proceeds from maturities of short-term investments	—	3,780
Net cash used in investing activities	(18,374)	(8,261)

Cash flows from financing activities
Issuance costs	—	(663)
Exercise of options	997	705
Payment of tax withholding for share-based compensation expenses	(2,575)	(842)
Repurchase of Ordinary shares and non-voting Ordinary shares	(22,691)	(49,342)
Payments on account of repurchase of Ordinary shares	(493)	(2,355)
Repayment of long-term loan	—	(122,736)
Proceeds from revolving credit line, net of issuance costs	—	123,985
Additional proceeds from revolving credit line	109,000	—
Repayment of revolving credit line	(144,900)	—
Net cash used in financing activities	(60,662)	(51,248)

Exchange rate differences on balances of cash and cash equivalents	(209)	1,038
Increase (decrease) in cash and cash equivalents	29,410	(10,360)
Cash and cash equivalents - at the beginning of the period	120,865	226,583
Cash and cash equivalents - at end of the period	$150,275	$216,223

(1) Includes an (increase) decrease in related party trade receivables of $(12,103) and $28,093, for the three months ended March 31, 2026 and 2025, respectively.
(2) Includes an increase (decrease) in related party trade payables of $279 and $(10,723), for the three months ended March 31, 2026 and 2025, respectively.

	Three months ended March 31,
	2026	2025
	Unaudited
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$2,595	$3,764
Interest	$1,491	$2,189
Non-cash investing and financing activities:
Purchase of property and equipment	$617	$1,895
Share-based compensation included in capitalized internal-use software	$468	$279
Exercise of options	$485	$92
Creation and modification of operating lease right-of-use assets and operating lease liability	$401	$28,922
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
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

b.In November 2022, the Company announced that it entered into a 30‑year exclusive commercial agreement (the “Commercial agreement”) with Yahoo Inc. and its affiliated entities (“Yahoo”), under which Taboola will power native advertising across all of Yahoo’s digital properties, expanding the Company’s native advertising offering. The Company issued Yahoo Ordinary shares and Non‑voting Ordinary shares with an aggregate fair value of $288,063, which the Company accounts for as an upfront payment for traffic acquisition costs paid to the digital property partner (the “Commercial Agreement Asset”). The Commercial Agreement Asset is amortized over the shorter of the respective contractual terms and the economic benefit period of the digital property arrangement, estimated at 18 years, commencing in January 2024. For each of the three‑month periods ended March 31, 2026 and 2025, the Company recorded amortization expense of $4,037 related to the Commercial Agreement Asset. For further information on related‑party transactions, see Note 11.

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
The consolidated balance sheet as of December 31, 2025, included herein, was derived from the audited consolidated financial statements as of that date, but does not include all of the disclosures, including certain notes required by GAAP on an annual reporting basis. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.
Therefore, these unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2025, filed with the SEC on February 25, 2026.
In the opinion of the Company’s management, the unaudited consolidated interim financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s unaudited interim consolidated financial statements. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year ending December 31, 2026, or any other future interim or annual period.

Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2025, as filed with the SEC on February 25, 2026. There have been no significant changes to these policies during the three months ended March 31, 2026.

Refundable Tax Credit
The Company accounts for refundable tax credits that are not subject to the scope of ASC 740 using a grant accounting model, by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, and recognizes such grants when the Company has reasonable assurance that it will comply with the grant’s conditions and that the grant will be received. Refundable tax credits are accounted for by analogy to government grants, as the Company can realize the benefit regardless of whether or not it has an income tax liability. Therefore, these amounts are not considered income taxes and fall outside the scope of Topic 740, Income Tax. Refundable tax credits are recorded in the interim consolidated financial statements in accordance with their purpose, generally as a reduction of expenses, or a reduction of asset costs.

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
As of March 31, 2026 and December 31, 2025, no single customer accounted for 10% or more of accounts receivable or total revenue for those respective years then ended, except as disclosed in Note 11.
Recently Adopted Accounting Pronouncements:
In July 2025, the FASB issued ASU 2025-05, to address complexities in applying current expected credit losses for current accounts receivable and contract assets. The amendments allow entities to make an accounting policy election to apply a practical expedient when estimating expected credit losses for certain assets, which allows entities to assume that economic conditions at the balance sheet date will remain unchanged for the remaining life of those assets. The Company adopted the provisions of the amendments as of January 1, 2026. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
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
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-10.
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

NOTE 3:- CASH AND CASH EQUIVALENTS
The following table presents for each reported period, the breakdown of cash and cash equivalents:

	March 31,	December 31,
	2026	2025
	Unaudited
Cash	$148,944	$111,651
Time deposits	1,331	9,214
Total Cash and cash equivalents	$150,275	$120,865

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 4:-    FAIR VALUE MEASUREMENTS
The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. The Company did not have any transfers between fair value measurements levels during the three months ended March 31, 2026.
The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2026 and December 31, 2025, by level within the fair value hierarchy:

	Fair Value Hierarchy	Fair value measurements as of
Description		March 31, 2026	December 31, 2025
		Unaudited
Assets:
Derivative instruments asset:
Derivative instruments designated as cash flow hedging instruments	Level 2	$636	$534

Liabilities:
Warrants liability:
Public Warrants	Level 1	$(105)	$(501)
Private Warrants	Level 3	$—	$—
Derivative instruments liability:
Derivative instruments designated as cash flow hedging instruments	Level 2	$(849)	$—

The Company classifies its derivative instruments within Level 2 as they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded.
The Company measures the fair value for Warrants by using a quoted price for the Public Warrants, which are classified as Level 1, and a Black-Scholes simulation model for the Private Warrants, which are classified as Level 3, due to the use of unobservable inputs.
As of March 31, 2026, the remaining contractual term of both the Public and the Private warrants was 0.25 years. As of that date, the fair value of the Public warrants was $105, while the fair value of the Private warrants was immaterial.

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
As of March 31, 2026 and December 31, 2025, the notional amounts of the Company’s derivative instruments designated as cash flow hedging instruments outstanding in U.S. dollars amounted to $56,949 and $18,817 respectively.
Gross notional amounts do not quantify risk or represent assets or liabilities of the Company but are used in the calculation of settlements under the contracts.
The Company records all cash flow hedging instruments on the consolidated balance sheets at fair value. The fair values of outstanding derivative instruments designated as cash flow hedging instruments were as follows:

	March 31,	December 31,
	2026	2025
	Unaudited
Prepaid expenses and other current assets	636	534
Accrued expenses and other current liabilities	(849)	$—
The gains (losses) related to cash flow hedging instruments, recorded in the consolidated interim statements of income (loss), for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,
	2026	2025
	Unaudited
Cost of revenues	$49	$16
Research and development	493	148
Sales and marketing	109	38
General and administrative	87	26
Total gains recognized in the consolidated statements of income (loss), net	$738	$228

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
The changes in unrealized gains (losses) on the Company’s derivative instruments recorded in accumulated other comprehensive income (loss) were as follows:

	Three months ended March 31,

	2026	2025
	Unaudited
Unrealized gains on derivative instruments at the beginning of the period	$534	$418
Changes in fair value of derivative instruments	(130)	(963)
Reclassification of gains recognized in the consolidated interim statements of loss from accumulated other comprehensive income (loss)	(738)	(228)
Unrealized losses on derivative instruments at the end of the period (unaudited)	$(334)	$(773)
All net deferred gains in accumulated other comprehensive income as of March 31, 2026, are expected to be recognized over the next twelve months as operating expenses in the same financial statement line item in the consolidated interim statements of loss to which the derivative relates.

NOTE 6:- GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
There was no impairment or additions to goodwill during the three months ended March 31, 2026.
Intangible Assets, Net
Definite-lived intangible assets, net consist of the following:

	Gross Fair	Accumulated	Net Book
March 31, 2026	Value	Amortization	Value
Merchant/Network affiliate relationships	$146,547	$(146,547)	$—
Technology	74,193	(69,428)	4,765
Publisher relationships	42,934	(42,934)	—
Tradenames	24,397	(24,156)	241
Customer relationship	13,473	(12,942)	531
Total (unaudited)	$301,544	$(296,007)	$5,537

	Gross Fair	Accumulated	Net Book
December 31, 2025	Value	Amortization	Value
Merchant/Network affiliate relationships	$146,547	$(141,119)	$5,428
Technology	74,193	(66,549)	7,644
Publisher relationships	42,934	(42,934)	—
Tradenames	24,397	(24,131)	266
Customer relationship	13,473	(12,886)	587
Total	$301,544	$(287,619)	$13,925

Amortization expenses for intangible assets were $8,388 and $13,746, for the three months ended March 31, 2026 and 2025, respectively.
The estimated future amortization expense of definite-lived intangible assets as of March 31, 2026 is as follows (unaudited):

Year Ending December 31,
2026 (Remainder)	$5,012
2027	248
2028	124
2029 and thereafter	153
Total	$5,537

NOTE 7:- FINANCING ARRANGEMENTS
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
The total interest expenses, including issuance costs amortization, recognized in connection with the 2021 Credit Agreement were $2,468 for the three months ended March 31, 2025.
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
The 2025 Revolving Credit Agreement also contains customary representations, covenants and events of default as well as a financial covenant, which limits Taboola’s allowable net leverage ratio. Failure to meet the covenants beyond applicable grace periods could result in acceleration of the Revolving Loans and/or termination of the Revolving Facility. As of March 31, 2026, the Company was in compliance with the Facility covenants.
On the Closing Date, the Company borrowed $126,500 under the Revolving Facility, including $123,047 to pay in full the remaining outstanding principal and accrued interest under the 2021 Credit Agreement and $3,453 to pay debt issuance cost. Revolving Facility issuance costs are capitalized and amortized over the Revolving Facility term. Accordingly, the 2021 Credit Agreement and 2022 Revolving Credit Agreement were extinguished on the Closing Date.
As of March 31, 2026, the unamortized deferred financing costs associated with the Revolving Facility amounted to $2,674 and were included in short-term and long-term prepaid expenses in the consolidated balance sheet.
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

NOTE 8:- SHAREHOLDERS’ EQUITY AND SHARE INCENTIVE PLANS
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
During the three months ended March 31, 2026, the Company repurchased 6,885,750 of its shares at an average price of $3.41 per share (excluding broker and transaction fees of $166). As of March 31, 2026, the Company had remaining authorization under the Buyback Program to repurchase Ordinary shares up to an aggregate amount of $167,952.
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
For the three months ended March 31, 2026 and 2025, the Company utilized the net issuance mechanism in connection with equity-based compensation for certain Office Holders, which resulted in a tax withholding payment by the Company of $2,575 and $842, respectively, which were recorded as a reduction of additional paid-in capital.
b. The following is a summary of share option activity and related information for the three months ended March 31, 2026 (including employees, directors, officers and consultants of the Company):

	Outstanding Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2026	21,213,454	3.58	4.05	46,273
Exercised	(553,788)	2.62		318
Forfeited	(217,622)	7.53
Balance as of March 31, 2026 (unaudited)	20,442,044	3.57	3.87	24,643
Exercisable as of March 31, 2026 (unaudited)	20,440,231	3.57	3.87	24,642
During the three months ended March 31, 2026, the Company did not grant options.
The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period.
As of March 31, 2026, unrecognized share-based compensation cost related to unvested share options was $2,837, which is expected to be recognized over a weighted-average period of 0.71 years.

c. The following is a summary of the RSU activity and related information for the three months ended March 31, 2026:

	Outstanding Restricted Shares Units	Weighted Average Grant Date Fair Value

Balance as of January 1, 2026	27,211,269	$3.84
Granted	19,670,049	3.21
Vested (*)	(3,108,800)	4.53
Forfeited	(1,432,862)	1.26
Balance as of March 31, 2026 (unaudited)	42,339,656	$3.48
(*) A portion of the shares that vested were netted out to satisfy the tax obligations of the recipients. During the three months ended March 31, 2026 a total of 287,718 RSUs were canceled to satisfy tax obligations, resulting in net issuance of 351,314 Ordinary shares.
The total release date fair value of RSUs was $10,546, during the three months ended March 31, 2026.
As of March 31, 2026, unrecognized share-based compensation cost related to unvested RSUs was $138,663, which is expected to be recognized over a weighted-average period of 3.01 years.
The total share-based compensation expense related to all of the Company’s share-based awards recognized for the three months ended March 31, 2026 and 2025, was comprised as follows:

	Three Months Ended March 31,
	2026	2025
	Unaudited
Cost of revenues	$740	$867
Research and development	4,836	6,393
Sales and marketing	4,250	4,221
General and administrative	4,369	4,036
Total share-based compensation expense	$14,195	$15,517

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 9:- INCOME TAXES
The Company calculated its income tax expenses for the three months ended March 31, 2026 by applying the accounting principal of determining the annual effective tax rate (pre-tax income or loss excluding unusual discrete items). The Company updates its calculations each quarter and makes a year-to-date adjustment if necessary. The Company’s quarterly effective tax rates were 14.6% and 18.7% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate results primarily from the geographic distribution of the Company’s worldwide earnings or losses, applicable tax regulations, tax benefits associated with acquired intangible assets, which are mainly in the US, and other nondeductible expenses.

NOTE 10:- COMMITMENTS AND CONTINGENCIES
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
Non-cancelable Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase primarily software and IT related-based services. As of March 31, 2026, the Company had outstanding non-cancelable purchase obligations in the amount of $54,441.
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
On February 5, 2026, the Company entered into a binding settlement agreement regarding a legal matter in which the Company acted as the plaintiff, resulting a pre-tax income of approximately $77,000, net of legal fees and other related expenses. This amount was recognized in the interim consolidated statement of income (loss) for the three months ended March 31, 2026 as other income, net.

NOTE 11:- RELATED PARTY TRANSACTIONS
The Company and its affiliates are parties to several agreements in the ordinary course of business with Yahoo and its affiliates, which became related parties as a result of a long-term commercial agreement (see Note 1b). Revenues from the related party are derived from Yahoo’s advertiser spend on the Company’s network, for which Yahoo is the billing entity. Traffic acquisition cost to the related party is compensation for placing Taboola’s platform on Yahoo`s digital property. In connection with these agreements, for the three months ended March 31, 2026 and 2025, the Company recorded revenues from Yahoo in the amount of $69,680 and $48,324 which represented 14.9% and 11.0% of the Company’s total revenue, respectively. In addition, the Company recorded traffic acquisition costs related to Yahoo for the three months ended March 31, 2026 and 2025, in the amount of $96,790 and $82,159, respectively. Certain traffic acquisition costs for the three months ended March 31, 2026, noted herein, are unaffiliated with the Yahoo revenues recognized during the three months ended March 31, 2026
As of March 31, 2026 and December 31, 2025, in regards to Yahoo, the Company’s balances of trade receivables were $51,313 and $39,210, which represented approximately 15.7% and 10.9% of the Company’s trade receivables respectively, and its balance of trade payables were $71,229 and $70,950, respectively associated with the revenues presented on both a gross and net basis.
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

NOTE 12:- SEGMENTS AND GEOGRAPHIC INFORMATION
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
a. The following table represents total revenue by geographic area based on the Advertisers’ billing address:

	Three months ended March 31,
	2026	2025
	Unaudited
Israel	$28,452	$23,283
United States	224,478	201,491
Germany	37,259	38,081
United Kingdom	16,134	20,087
Rest of the World	160,072	144,551
Total	$466,395	$427,493
b. The following table represents the Company’s long-lived assets(1), net by geographic area:

	March 31,	December 31,
	2026	2025
	Unaudited
Israel	$74,701	$75,318
United States	61,358	63,783
United Kingdom	10,020	10,877
Rest of the world	22,634	24,524
Total	$168,713	$174,502

(1) Long-lived assets are comprised of property and equipment, net and operating lease right-of-use assets

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 13:- NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO ORDINARY AND NON-VOTING ORDINARY SHAREHOLDERS

	Three Months Ended March 31,
	2026		2025
		Non-voting		Non-voting
	Ordinary	Ordinary	Ordinary	Ordinary
	shares	shares	shares	shares
	Unaudited
Numerator:
Net income ( loss) attributable to Ordinary shareholders, basic and diluted	$52,780	$6,286	$(7,633)	$(1,117)

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to Ordinary shareholders, basic	252,205,130	30,039,644	298,323,708	43,637,291
Effect of dilutive securities:
Add - Employee stock options and RSUs	6,519,470	—	—	—
Weighted-average shares used in computing net income (loss) per share attributable to Ordinary shareholders, diluted	258,724,600	30,039,644	298,323,708	43,637,291

Net income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, basic	$0.21	$0.21	$(0.03)	$(0.03)
Net income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, diluted	$0.20	$0.21	$(0.03)	$(0.03)

The potential number of Ordinary shares that were excluded from the computation of diluted net loss per share attributable to Ordinary shareholders for the periods presented because including them would have been anti-dilutive is as follows:

	Three Months Ended March 31,
	2026	2025
	Unaudited
Warrants	12,349,990	12,349,990
RSUs	6,643,025	20,514,399
Outstanding share options	6,999,150	7,471,586
Total	25,992,165	40,335,975

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 14:- SUBSEQUENT EVENTS
                                                                    In April 2026, the Company undertook a reduction of its workforce by approximately 6%, representing approximately 100 employees.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with Taboola’s accompanying unaudited consolidated interim financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (the “Quarterly Report”) and audited consolidated financial statements and the related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2026. Some of the information contained in this discussion and analysis is set forth in our 2025 Form 10-K, including information with respect to Taboola’s plans and strategy for Taboola’s business, and includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A “Risk Factors” in our 2025 Form 10-K and “Note Regarding Forward-Looking Statements” in our 2025 Form 10-K and elsewhere herein, Taboola’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Throughout this section, unless otherwise noted or the context requires otherwise, “we,” “us,” “our” and the “Company” refer to Taboola and its consolidated subsidiaries, and in references to monetary amounts, “dollars” and “$” refer to U.S. Dollars, and “NIS” refers to New Israeli Shekels.

Overview
Taboola is a technology company that helps businesses grow by placing ads on publisher sites, mobile apps, and devices, which we collectively refer to as digital properties. We operate outside of the major search and social media walled gardens such as Meta, Google, and Amazon. Thousands of Advertisers trust us to drive growth, while approximately 12,000 digital property partners, including NBCNews, Disney, Yahoo, and Apple, rely on us for monetization and audience growth. Our scale is meaningful - we reach over 600 million people a day, gaining real-time insight into what people read and buy. This gives us unique “pulse of the internet” data - which alongside our artificial intelligence (AI) - is our competitive advantage and helps our advertiser clients achieve exceptional returns on their advertising spend.
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
Business and Macroeconomic Conditions
Global economic and geopolitical conditions remain volatile, driven by persistent inflation, fluctuating interest rates, and ongoing conflicts in the Middle East and Ukraine. Throughout 2025 and into the first quarter of 2026, the global trade landscape has shifted significantly due to the implementation of U.S. tariffs and subsequent retaliatory measures from foreign trade partners. These evolving trade policies are difficult to predict, and their ultimate impact will depend on the final scope, timing, and potential exclusions of specific duties. While we are closely monitoring these macroeconomic headwinds, we cannot yet determine if these factors will have a material impact on our business operations or financial results during the remainder of 2026.
Maintaining and Growing Our Digital Property Partners
We engage with a diverse network of digital property partners, substantially all of which have contracts with us containing either an evergreen term or an exclusive partnership with us for multi-year terms at inception for their native advertising supply. These agreements typically require that our code be integrated on the digital property web page because of the nature of providing both editorial and paid recommendations. In the portion of our business that is tied to these native advertising supply partnerships. which currently accounts for the vast majority of our business, we do not bid for ad placements, as traditionally happens in the advertising technology space, but rather see all users that visit the pages on which we appear. Due to our multi-year exclusive contracts and high retention rates, our supply is relatively consistent and predictable. We had approximately 12,000, 11,000 and 12,000 digital property partners in the first quarter of 2026, 2025 and 2024, respectively.
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
Growing Our Advertiser Client Base
We have a large network of Advertisers that wish to achieve specific performance goals, such as obtaining subscribers for email newsletters or acquiring leads for product offerings, across multiple verticals. As we look at growing our advertiser client base, we want to grow the number of advertisers that spend with us at scale. We define a Scaled Advertiser as an Advertiser that has more than $100,000 of cumulative gross spend on the network on a trailing four quarter basis. We had approximately 2,100, 2,000 and 1,800 of Scaled Advertiser clients working with us directly, or through advertising agencies, worldwide during the first quarters of 2026, 2025 and 2024, respectively. In an effort to also measure how we are growing our advertising spend with each Scaled Advertiser, we have introduced an Average Revenue per Scaled Advertiser performance measure. Average Revenue per Scaled Advertiser is calculated as the aggregate cumulative gross spend of all Scaled Advertisers for a given period divided by the number of Scaled Advertisers for that period. The Average Revenue per Scaled Advertiser was approximately $193,000, $184,000 and $191,000 during the first quarters of 2026, 2025 and 2024, respectively. A large portion of our revenue comes from Scaled Advertisers. The Revenue contribution from Scaled Advertisers represented 85%, 86% and 84% of our Revenues for the first quarters of 2026, 2025 and 2024, respectively. These performance Advertisers use our service when they obtain a sufficient return on ad spend to justify their ad spend. We grow the revenue from performance Advertisers in three ways. First, we improve the performance of our network by developing new product features, improving our algorithms and optimizing our supply. Second, we secure increased budgets from existing Advertisers by offering new ad formats and helping them achieve additional goals. Third, we grow our overall Advertiser base by bringing on new Advertisers that we have not worked with previously.
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

(dollars in thousands, except per share data)	Three months ended March 31,
	2026	2025
	Unaudited
Revenues	$466,395	$427,493
Gross profit	$129,577	$119,307
Net income (loss)	$59,066	$(8,750)
EPS diluted (1)	$0.20	$(0.03)
Ratio of net income (loss) to gross profit	45.6%	(7.3)%
Cash flow provided by operating activities	$108,655	$48,111
Cash and cash equivalents	$150,275	$216,223

Non-GAAP Financial Data (2)
ex-TAC Gross Profit	$168,053	$151,733
Adjusted EBITDA	$26,688	$35,935
Non-GAAP Net Income	$17,195	$25,000
Ratio of Adjusted EBITDA to ex-TAC Gross Profit	15.9%	23.7%
Free Cash Flow	$90,281	$36,070
(1)The weighted-average shares used in the computation of the diluted EPS for the three months ended March 31, 2026 and 2025 are 288,764,244 and 341,960,999, respectively. The weighted-average shares for the three months ended March 31, 2026 and 2025, included 258,724,600 and 298,323,708 Ordinary shares, and 30,039,644 and 43,637,291 Non-voting Ordinary shares, respectively.
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
The following table provides a reconciliation of revenues and gross profit to ex-TAC Gross Profit:

	Three months ended March 31,
	2026	2025
	(dollars in thousands)
Revenues	$466,395	$427,493
Traffic acquisition cost (1)	302,379	279,797
Other cost of revenues	34,439	28,389
Gross profit	$129,577	$119,307
Add back: Other cost of revenues (1)	38,476	32,426
ex-TAC Gross Profit	$168,053	$151,733

(1)The three months ended March 31, 2026 and 2025 included $4,037 amortization expense of the non-cash based Commercial agreement asset. See Note 1b and Note 2 of Notes to the Unaudited Consolidated Interim Financial Statements.

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
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three months ended March 31,
	2026	2025
	(dollars in thousands)
Net income (loss)	$59,066	$(8,750)
Adjusted to exclude the following:
Finance expenses, net	245	4,500
Income tax expenses (benefit)	10,073	(2,012)
Depreciation and amortization (1)	20,109	24,707
Share-based compensation expenses	14,195	15,518
Settlement income, net (2)	(77,000)	—
Other costs (3)	—	1,972
Adjusted EBITDA	$26,688	$35,935

(1)The three months ended March 31, 2026 and 2025 included $4,037 amortization expense of the non-cash based Commercial agreement asset. See Note 1b and Note 2 of Notes to the Unaudited Consolidated Interim Financial Statements.
(2)The three months ended March 31, 2026 included a pre-tax income of approximately $77,000, net of legal fees and other related expenses related to a binding settlement agreement regarding a legal matter in which the Company acted as the plaintiff.
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
The following table provides a reconciliation of ratio of net income (loss) to gross profit and Ratio of Adjusted EBITDA to ex-TAC Gross Profit:

	Three Months Ended March 31, 2026
	2026	2025
	(dollars in thousands)
Gross profit	$129,577	$119,307
Net income (loss)	$59,066	$(8,750)
Ratio of net loss to gross profit	45.6%	(7.3)%

ex-TAC Gross Profit	$168,053	$151,733
Adjusted EBITDA	$26,688	$35,935
Ratio of Adjusted EBITDA margin to ex-TAC Gross Profit	15.9%	23.7%

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
•Non-GAAP Net Income (Loss) is a performance measure and should not be used as a measure of liquidity.
The following table provides a reconciliation of net income (loss) to Non-GAAP Net Income (Loss) for the periods shown:

	Three months ended March 31,
	2026	2025
	(dollars in thousands)
Net income (loss)	$59,066	$(8,750)
Amortization of acquired intangibles (1)	12,425	17,783
Share-based compensation expenses	14,195	15,518
Settlement income, net (2)	(77,000)	—
Other costs (3)	—	1,972
Revaluation of Warrants	(396)	(1,726)
Foreign currency exchange rate losses (4)	(681)	(1,524)
Income tax effects	9,586	(4,870)
Loss on extinguishment of debt (5)	—	6,597
Non-GAAP Net Income	$17,195	$25,000

(1)The three months ended March 31, 2026 and 2025 included $4,037 amortization expense of the non-cash based Commercial agreement asset. See Note 1b and Note 2 of Notes to the Unaudited Consolidated Interim Financial Statements.
(2)The three months ended March 31, 2026 included a pre-tax income of approximately $77,000, net of legal fees and other related expenses related to a binding settlement agreement regarding a legal matter in which the Company acted as the plaintiff.
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
(5)See Note 7 of Notes to the Unaudited Consolidated Interim Financial Statements.

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
The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Three months ended March 31,
	2026	2025
	(dollars in thousands)
Net cash provided by operating activities	$108,655	$48,111
Purchases of property and equipment, including capitalized internal-use software	(18,374)	(12,041)
Free Cash Flow	$90,281	$36,070

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
Income tax benefit (expenses)
The statutory corporate tax rate in Israel was 23% for the three months ended March 31, 2026 and 2025, although we are entitled to certain tax benefits under Israeli law.
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
As of March 31, 2026, we have an accumulated tax loss carry-forward of approximately $1.2 million federal tax in the U.S. Those tax losses can be offset indefinitely. Non-Israeli subsidiaries are taxed according to the tax laws in their respective jurisdictions.
The following table provides consolidated statements of loss data for the periods indicated:

(dollars in thousands)	Three months ended March 31,
	2026	2025
	Unaudited
Revenues	$466,395	$427,493
Cost of revenues:
Traffic acquisition cost	302,379	279,797
Other cost of revenues	34,439	28,389
Total cost of revenues	336,818	308,186
Gross profit	129,577	119,307
Operating expenses:
Research and development, net	39,580	35,956
Sales and marketing	72,565	65,890
General and administrative	25,048	23,723
Other income, net	(77,000)	—
Total operating expenses	60,193	125,569
Operating income (loss) before financing income, net	69,384	(6,262)
Finance income (expenses), net	(245)	(4,500)
Income (loss) before income taxes	69,139	(10,762)
Income tax benefit (expenses)	(10,073)	2,012
Net income (loss)	$59,066	$(8,750)

Comparison of the Three Months Ended March 31, 2026 and 2025
Revenues increased by $38.9 million, or 9.1%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, mainly as the result of an increase in the number of Scaled Advertisers. Revenue per Scaled Advertisers also increased year-over-year reflecting both growth in scale and quality of the advertiser base. From a publisher perspective, new digital property partners contributed approximately $47.5 million of new Revenues on a 12-month run rate basis calculated based on their first full month on the network. Existing digital property partners, including the growth of new digital property partners (beyond the revenue contribution determined based on the run-rate revenue generated by the partners when they are first on-boarded) decreased by approximately $8.6 million.
Gross profit increased by $10.3 million, or 8.6%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Ex-TAC Gross Profit, a non-GAAP measure, increased by $16.3 million, or 10.8%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily benefiting from growth in advertising spend as well as a margin increase on certain digital property partners.
Total cost of revenues increased by $28.6 million, or 9.3%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Traffic acquisition cost increased by $22.6 million, or 8.1%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
The cost of guarantees (total payments due under guarantee arrangements in excess of amounts the Company would otherwise be required to pay under revenue sharing arrangements) as a percentage of traffic acquisition costs was approximately 17% and 18% for the three months ended March 31, 2026 and March 31, 2025.
Other cost of revenues increased by $6.1 million, or 21.3%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, mainly as a result of $2.3 million increase in digital service tax expenses, a $2.0 million increase in content cost expenses, a $1.3 million increase in depreciation expenses and hosting.
Research and development expenses increased by $3.6 million, or 10.1%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, mainly as a result of $3.5 million increase in salaries and related expenses.
Sales and marketing expenses increased by $6.7 million, or 10.1%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, mainly as a result of $5.9 million increase in salaries and related expenses, a $5.8 million increase in advertising and promotion expenses, which were partially offset by a decrease of $5.4 million in amortization expenses related to acquired intangible assets.
General and administrative expenses increased by $1.3 million, or 5.6%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily attributable to $1.3 million increase in salaries and related expenses.
Finance expenses, net decreased by $4.3 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, mainly attributable due to a $6.6 million loss on extinguishment of debt recognized in the prior year, which was partially offset by a decrease of $1.3 million due to revaluation of Warrants liability, and a $0.8 million decrease in foreign currency exchange rate gains.
Tax expenses increased by $12.1 million (which led to $10 million tax expense) for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This increase is attributable to income from a one time legal settlement income.

Liquidity and Capital Resources
Our primary cash needs are for working capital, personnel costs, contractual obligations, including payments to digital property partners, office leases and software and information technology costs, capital expenditures for servers and capitalized software development, funding our share buyback program, payment of interest on our revolving loan and other commitments. We fund these cash needs primarily from cash generated from operations, as well as from cash and cash equivalents on our balance sheet when required. For the three months ended March 31, 2026 and 2025, we generated cash from operations of $108.7 million and $48.1 million, respectively.
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
As of March 31, 2026 and December 31, 2025, we had $150.3 million and $120.9 million of cash and cash equivalents, respectively, and $1.5 million and $1.5 million in long-term restricted deposits, respectively, used, mainly, as security for our lease commitments. Cash and cash equivalents consist of cash in banks and highly liquid marketable securities investments and money market account and funds, with an original maturity of three months or less at the date of purchase and are readily convertible to known amounts of cash.
We believe that this, together with net proceeds from our engagements with Advertisers and digital property partners, will provide us with sufficient liquidity to meet our working capital and capital expenditure needs for at least the next 12 months. In the future, we may be required to obtain additional equity or debt financing in order to support our continued capital expenditures and operations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, this could reduce our ability to compete successfully and harm our business, growth, and results of operation
On March 18, 2025 we entered into a revolving credit facility (the “2025 Revolving Credit Agreement”), which provides for borrowings in an aggregate principal amount of up to $270.0 million (the “Revolving Facility”). The proceeds of the Revolving Facility can be used to finance working capital needs and general corporate purposes. Borrowings under the Revolving Facility are subject to customary borrowing conditions and will bear interest at a variable annual rate based on Term SOFR or Base Rate plus a fixed margin. The 2025 Revolving Credit Agreement also contains customary representations, covenants and events of default as well as a financial covenant, which places a limit on our allowable net leverage ratio. As of March 31, 2026, the Company was in compliance with the Revolving Facility covenants.
As of March 31, 2026, we had $66.4 million of outstanding principal amount under the Revolving Facility. Borrowings under the Revolving Credit Facility are voluntarily prepayable from time to time without premium or penalty except in certain cases. Borrowings prepaid may be re-borrowed prior to maturity of the 2025 Revolving Credit Agreement pursuant to customary conditions and restrictions. All borrowings under the 2025 Revolving Credit Agreement are due at maturity on March 18, 2030.

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
During the three months ended March 31, 2026, we repurchased 6.9 million of our Ordinary shares at an average price of $3.41 per share (excluding broker and transaction fees of $0.2 million). As of March 31, 2026 the Company had remaining authorization from our board of directors to repurchase Ordinary shares up to an aggregate amount of $168.0 million. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Note 8 of Notes to the Unaudited Consolidated Interim Financial Statements.
Our future capital requirements and the adequacy of available funds will depend on many factors, including the risks and uncertainties set forth in our 2025 Form 10-K under Item 1A. “Risk Factors,” and in our subsequent filings with the SEC.
The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
	2026	2025
	Unaudited
Cash Flow Data:
Net cash provided by operating activities	$108,655	$48,111
Net cash used in investing activities	(18,374)	(8,261)
Net cash used in financing activities	(60,662)	(51,248)
Exchange rate differences on balances of cash and cash equivalents	(209)	1,038
Increase (decrease) in cash and cash equivalents	$29,410	$(10,360)

Operating Activities
During the three months ended March 31, 2026 net cash provided by operating activities was $108.7 million, an increase of $60.6 million, compared to $48.1 million for the same period in 2025. The $108.7 million was related to our net income of $59.1 million adjusted by non-cash charges of $34.3 million and positive changes in working capital of $15.3 million.
The $34.3 million of non-cash charges primarily consisted of depreciation and amortization of $16.1 million, share-based compensation expense related to vested equity awards of $14.2 million, and Commercial agreement asset amortization of $4.0 million.
The $15.3 million increase in cash resulting from changes in working capital primarily consisted of a $50.3 million decrease in trade receivables, net and a $16.3 million decrease in prepaid expenses, partially offset by $42.2 million decrease in trade payables, net, a $7.5 million decrease in accrued expenses and other current liabilities and a $1.5 million increase in deferred taxes, net.
Net cash provided by operating activities of $48.1 million for the three months ended March 31, 2025 was related to our net loss of $8.8 million adjusted by non-cash charges of $44.5 million and changes in working capital of $12.4 million.
The $44.5 million of non-cash charges consisted of depreciation and amortization of $20.7 million and share-based compensation expense related to vested equity awards of $15.5 million, loss on extinguishment of debt of $6.6 million and Commercial agreement asset amortization of $4.0 million, partially offset by decrease of $1.7 million due to revaluation of Warrants.
The $12.4 million increase in cash resulting from changes in working capital primarily consisted of a $65.2 million decrease in trade receivables, net and a $4.4 million decrease in prepaid expenses partially offset by $31.8 million decrease in trade payables, net, a $22.2 million decrease in accrued expenses and other current liabilities and a $3.1 million decrease in deferred taxes, net.
Investing Activities
During the three months ended March 31, 2026 net cash used in investing activities was $18.4 million, an increase of $10.1 million, compared to $8.3 million in net cash used in the same period in 2025. Net cash used in investing activities for the three months ended March 31, 2026 consisted solely of $18.4 million in purchase of property and equipment.
Net cash used in investing activities was $8.3 million for the three months ended March 31, 2025, primarily consisted of $12.0 million purchase of property and equipment, including capitalized internal-use software, partially offset by $3.8 million proceeds from maturities of short-term investments.
Financing Activities
During the three months ended March 31, 2026 net cash used in financing activities was $60.7 million, an increase of $9.5 million, compared to $51.2 million net cash used in the same period in 2025. Net cash used in financing activities for the three months ended March 31, 2026 primarily consisted of $35.9 million repayment of revolving credit line and $23.2 million repurchase of Ordinary shares.
Net cash used in financing activities was $51.2 million for the three months ended March 31, 2025 primarily consisted of $122.7 million repayment in full of the long-term loan, $49.3 million repurchase of Ordinary shares, $2.4 million payments on account of repurchase of Ordinary shares and $0.7 million issuance costs for the revolving credit facility, partially offset by $124.0 million proceeds from revolving credit line, net of issuance costs.
Contractual Obligations
The following table discloses aggregate information about material contractual obligations and the periods in which they are due as of March 31, 2026. Future events could cause actual payments to differ from these estimates.

	Contractual Obligations by Period
	2026	2027	2028	2029	2030	Thereafter
	(dollars in thousands)
Debt Obligations (1)	$—	$—	$—	$—	$66,400	$—
Operating Leases (2)	25,534	28,612	15,223	9,260	5,740	9,962
Non-cancellable purchase obligations (3)	46,957	6,706	736	42	—	—
Total Contractual Obligations	$72,491	$35,318	$15,959	$9,302	$72,140	$9,962
(1)Borrowings under the 2025 Revolving Credit Facility are voluntarily prepayable from time to time without premium or penalty except in certain cases. All borrowings under the 2025 Revolving Credit Agreement are due at maturity on March 18, 2030. See Note 7 of Notes to the Unaudited Consolidated Interim Financial Statements.
(2)Represents future minimum lease commitments under non-cancellable operating lease agreements.
(3)Primarily represents non-cancelable amounts for contractual commitments in respect of software and information technology.
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty. The table above does not reflect any reduction for prepaid obligations as of March 31, 2026.
As of March 31, 2026, we have other provisions related to severance pay and contribution plans, which have been excluded from the table above as we do not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made.
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
Recent Accounting Pronouncements
During the period covered by this report, there were no material recent accounting pronouncements impacting our accounting policies that are not already discussed in our 2025 Form 10-K.
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
Our critical accounting policies are those that materially affect our consolidated financial statements and involve difficult, subjective or complex judgments by management. There have been no material changes to our critical accounting policies and estimates of and for the year ended December 31, 2025, included in our 2025 Form 10-K.

ITEM 3 :QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk
A 10% increase or decrease of the NIS, Euro, British pound sterling, or the Japanese yen against the U.S. dollar would have impacted the consolidated statements of income (loss) as follows

	Operating income (loss) impact
	three months ended
	March 31,
	2026		2025
	(dollars in thousands)
	+10%	-10%	+10%	-10%

NIS/USD	$(584)	$584	$(1,591)	$1,591
EUR/USD	$1,243	$(1,243)	$1,299	$(1,299)
GBP/USD	$(674)	$674	$(674)	$674
JPY/USD	$246	$(246)	$307	$(307)
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
Our cash and cash equivalents are held mainly for working capital purposes. The primary objectives of our investment activities are the preservation of capital and the fulfillment of liquidity needs. We do not enter into investments for trading or speculative purposes. Such interest-earning instruments carry a degree of interest rate risk. Changes in interest rates affect the interest earned on our cash and cash equivalents.
As of March 31, 2026, we had approximately $66.4 million of outstanding borrowings under our 2025 Revolving Credit Facility with a variable interest rate. See Liquidity and Capital Resources for information regarding our incremental revolving credit facility amendment.
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
As of March 31, 2026 and December 31, 2025, no single customer accounted for 10% or more of accounts receivable or total revenue for those respective periods, except as disclosed in Note 11 of Notes to the Unaudited Consolidated Interim Financial Statements.
As of March 31, 2026, we maintained cash balances primarily in banks in the United States, the United Kingdom and Israel. In the United States and United Kingdom, the Company deposits are maintained with commercial banks, which are insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”) and Financial Services Compensation Scheme (“FSCS”), which is authorized by the Bank of England (acting in its capacity as the Prudential Regulation Authority), respectively. In Israel, commercial banks do not have government-sponsored deposit insurance. Historically we have not experienced losses related to these balances and believe our credit risk in this area is reasonable. As of March 31, 2026, we maintained cash balances with U.S. and United Kingdom banks that significantly exceed FDIC and FSCS insurance limits and expect we will continue to do so. We regularly monitor bank financial strength and other factors in determining where to maintain cash deposits but may not be able to fully mitigate the risk of possible bank failures.
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

ITEM 4:CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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
Investing in our Ordinary shares involves a high degree of risk. We describe risks associated with our business in Part I, Item 1A: “Risk Factors” of our 2025 Form 10-K. Each of the risks described in those Risk Factors may be relevant to decisions regarding an investment in or ownership of our Ordinary shares. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our Ordinary shares to decline. You should carefully consider such risks and the other information contained in this report, including our condensed consolidated interim financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our Ordinary shares.
There are no additional material changes to the Risk Factors in our 2025 Form 10-K of which we are currently aware; but our Risk Factors cannot anticipate and fully address all possible risks of investing in our Ordinary shares, the risks of investing in our Ordinary shares may change over time, and additional risks and uncertainties that we are not aware of, or that we do not consider to be material, may emerge. Accordingly, you are advised to consider additional sources of information and exercise your own judgment in addition to the information we provide.

ITEM 2 :Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents Ordinary shares and Non-voting Ordinary shares repurchased pursuant to our Ordinary share buyback program for the three months ended March 31, 2026.

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (2)
January 1 - January 31, 2026	1,115,360	$4.30	1,115,360	$186,627
February 1 - February 28, 2026	1,594,135	$3.39	1,594,135	$181,221
March 1 - March 31, 2026	4,176,255	$3.18	4,176,255	$167,952
(1)Excludes broker and transaction fees.
(2)Our board of directors authorized a share buyback program of our outstanding Ordinary and Non-voting Ordinary shares, which commenced in June 2023 and does not have an expiration date (the “Buyback Program”). In 2023, our board of directors authorized up to $80.0 million of buybacks under the Buyback Program. In February 2024, our board of directors authorized up to $100.0 million for use under the Buyback Program, including any remaining authority from the 2023 board of directors authorization. In February 2025, our board of directors authorized up to an additional $200.0 million for use under the Buyback Program. In July 2025, our board of directors authorized up to an additional $200.0 million for use under the Buyback Program. The Buyback Program permits us to purchase our Ordinary shares from time to time in the open market, including through trading plans intended to comply with Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. The timing and amount of any share buybacks will be subject to market conditions and other factors determined by the Company. The Company may suspend, modify or discontinue the program at any time in its sole discretion without prior notice.

ITEM 3: Defaults upon Senior Securities
None.

ITEM 4: Mine Safety Disclosures
Not applicable.

ITEM 5: Other Information
Adoption of Executive Severance Plan

On March 19, 2026 (the “Effective Date”), the Compensation Committee adopted and approved the Taboola.com Ltd. Executive Severance Plan (the “Plan”). The Plan is designed to provide executive officers and certain senior employees of the Company with payments and benefits upon specified qualifying terminations of employment.

The Plan will apply to certain other executive officers, including our Named Executive Officers, and senior employees of the Company designated for participation by the Compensation Committee (the “Participants”), or in the case of the Company’s CEO, the Board. While the Plan is effective, participation requires a signed Participation Notice. As a condition of eligibility for benefits under the Plan, each Participant must execute a release of claims in a form reasonably satisfactory to the Company.

The Plan provides that, upon a qualifying termination of employment not in connection with a change in control of the Company (“CIC”), the CEO and Participants are entitled to a severance amount equal to one times base salary, a pro-rated annual cash bonus based on their target, continued health and welfare benefits for 12 months and accelerated vesting of equity awards equivalent to 12 months of additional vesting.

Upon a qualifying termination during the CIC protection period, the CEO is entitled to severance equal to 1.5 times the sum of annual base salary plus target bonus and the Participants, other than the CEO, are entitled to severance equal to one times the sum of annual base salary plus target bonus, in each case with a pro-rated annual cash bonus based on their target bonus opportunity, continued health and welfare benefits for 18 months for the CEO and 12 months for the other Participants, and 100% vesting of outstanding equity awards upon such qualifying termination.

The Plan also provides for: (i) the CEO and Participants to be subject to 12-month non-competition and non-solicitation covenants; (ii) qualifying terminations of employment to be defined as a termination by the Company without “cause”, a termination by the CEO or other Participant for “good reason” or due to the CEO or other Participant’s death or disability; and (iii) a CIC protection period beginning three months prior to and ending 12 months immediately following a CIC.

For the CEO or any Participant, in each case who has less than 18 months of service with the Company at the time of the qualifying termination, severance payments will be 50% of the amounts described above, unvested equity will be forfeited upon a qualifying termination of employment that occurs outside of the CIC protection period and such shorter term employees will be subject to 6-month non-competition and non-solicitation covenants (rather than 12-month restrictive covenants).

Exhibit No.	Exhibit Description
10.1#†	Amendments to the Digital Property and Services Agreement dated as of November 28, 2022 by and between Taboola, Inc. and Yahoo, Inc. and its affiliates
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

# Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.
† Certain schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on this 6th day of May 2026.

By: /s/ Stephen C. Walker
Name: Stephen C. Walker
Title: Chief Financial Officer