Form 10-Q
period 2026-06-30
Taboola.com Ltd.
filed 2026-08-05
CIK 1840502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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

As of July 30, 2026 the Registrant had a total of 270,155,398 outstanding shares, which includes 252,115,754 Ordinary shares and 18,039,644 Non-voting Ordinary shares.

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
2

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED INTERIM BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	June 30,	December 31,
	2026	2025
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$133,052	$120,865
Trade receivables (net of allowance for credit losses of $15,227 and $13,889 as of June 30, 2026 and December 31, 2025, respectively) (1)	316,740	360,166
Prepaid expenses and other current assets	69,151	77,000
Total current assets	518,943	558,031
NON-CURRENT ASSETS
Long-term prepaid expenses	10,205	15,116
Commercial agreement asset	262,129	270,248
Restricted deposits	1,463	1,462
Deferred tax assets, net	20,422	20,624
Operating lease right of use assets	71,920	79,167
Property and equipment, net	104,758	95,335
Intangible assets, net	2,578	13,925
Goodwill	555,931	555,931
Total non-current assets	1,029,406	1,051,808
Total assets	$1,548,349	$1,609,839

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Trade payables (2)	$275,949	$330,684
Short-term operating lease liabilities	33,787	30,408
Accrued expenses and other current liabilities	159,204	159,874
Total current liabilities	468,940	520,966
LONG-TERM LIABILITIES
Revolving credit facility	72,000	102,300
Long-term operating lease liabilities	51,615	61,382
Warrants liability	—	501
Deferred tax liabilities, net	561	628
Other long-term liabilities	17,240	16,867
Total long-term liabilities	141,416	181,678
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY
Ordinary shares with no par value- Authorized: 700,000,000 as of June 30, 2026 and December 31, 2025; 363,374,228 and 341,610,237 shares issued, and 251,850,218 and 246,330,707 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Non-voting Ordinary shares with no par value - Authorized: 46,000,000 as of June 30, 2026 and December 31, 2025; 33,198,702 and 45,198,702 shares issued, and 18,039,644 and 30,039,644 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Treasury Ordinary shares, at cost - 126,683,068 (111,524,010 Ordinary shares and 15,159,058 Non-voting Ordinary shares) and 110,438,588 (95,279,530 Ordinary shares and 15,159,058 Non-voting Ordinary shares) as of June 30, 2026 and December 31, 2025, respectively	(450,826)	(385,651)
Additional paid-in capital	1,435,861	1,404,248
Accumulated other comprehensive income	1,511	534
Accumulated deficit	(48,553)	(111,936)
Total shareholders' equity	937,993	907,195
Total liabilities and shareholders' equity	$1,548,349	$1,609,839

(1) Includes related party trade receivables of $49,760 and $39,210, as of June 30, 2026 and December 31, 2025, respectively.
(2) Includes related party trade payables of $72,723 and $70,950, as of June 30, 2026 and December 31, 2025, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED INTERIM STATEMENTS OF INCOME (LOSS)
U.S. dollars in thousands, except share and per share data

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	Unaudited
Revenues (1)	$476,826	$465,474	$943,221	$892,967

Cost of revenues:
Traffic acquisition cost (2)	300,705	297,423	603,084	577,220
Other cost of revenues	36,642	32,440	71,081	60,829
Total cost of revenues	337,347	329,863	674,165	638,049

Gross profit	139,479	135,611	269,056	254,918

Operating expenses:
Research and development, net	38,435	37,482	78,015	73,438
Sales and marketing	67,156	71,248	139,721	137,138
General and administrative	26,629	26,837	51,677	50,560
Other income, net (3)	—	—	(77,000)	—
Total operating expenses	132,220	135,567	192,413	261,136

Operating income (loss)	7,259	44	76,643	(6,218)
Finance income (expenses), net (4)	33	(2,491)	(212)	(6,991)

Income (loss) before income taxes	7,292	(2,447)	76,431	(13,209)
Income tax benefit (expenses)	(2,975)	(1,898)	(13,048)	114
Net income (loss)	$4,317	$(4,345)	$63,383	$(13,095)

Net income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, basic	$0.02	$(0.01)	$0.23	$(0.04)
Net income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, diluted	0.01	(0.01)	0.22	(0.04)
Weighted-average shares used in computing net income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, basic	278,160,082	313,572,282	280,185,111	327,578,134
Weighted-average shares used in computing net income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, diluted	291,392,907	313,572,282	290,505,359	327,578,134

(1) Includes revenues from related party of $79,267 and $46,455, for the three months ended June 30, 2026 and 2025, respectively, and $148,947 and $94,780 for the six months ended June 30, 2026 and 2025, respectively.
(2) Includes traffic acquisition cost to related party of $104,270 and $84,154 for the three months ended June 30, 2026 and 2025, respectively, and $201,060 and $159,556 for the six months ended June 30, 2026 and 2025, respectively.
(3) See Note 10 Commitments and Contingencies.
(4) Includes loss on extinguishment of debt of $6,597 for the six months ended June 30, 2025.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED INTERIM STATEMENTS OF INCOME (LOSS)
U.S. dollars in thousands, except share and per share data

CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	Unaudited
Net income (loss)	$4,317	$(4,345)	$63,383	$(13,095)
Other comprehensive income:
Unrealized gains on derivative instruments, net of tax	1,845	3,541	977	2,350
Other comprehensive income	1,845	3,541	977	2,350
Other Comprehensive income (loss)	$6,162	$(804)	$64,360	$(10,745)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
U.S. dollars in thousands, except share and per share data

	Non-voting Ordinary shares		Ordinary shares
	Number	Amount	Number	Amount	Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance as of April 1, 2026 (unaudited)	30,039,644	$—	243,107,545	$—	$(409,284)	$1,417,818	$(52,870)	$(334)	$955,330
Non-voting Ordinary shares reclassified into Ordinary shares	(12,000,000)	—	12,000,000	—	—	—	—	—	—
Share-based compensation expenses	—	—	—	—	—	14,679	—	—	14,679
Repurchase of Ordinary shares	—	—	(9,358,730)	—	(41,542)	—	—	—	(41,542)
Exercise of options and vested RSUs	—	—	6,101,403	—	—	7,691	—	—	7,691
Payments of tax withholding for share-based compensation	—	—	—	—	—	(4,327)	—	—	(4,327)
Other comprehensive income	—	—	—	—	—	—	—	1,845	1,845
Net Income	—	—	—	—	—	—	4,317	—	4,317
Balance as of June 30, 2026 (unaudited)	18,039,644	$—	251,850,218	$—	$(450,826)	$1,435,861	$(48,553)	$1,511	$937,993

	Non-voting Ordinary shares		Ordinary shares
	Number	Amount	Number	Amount	Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance as of April 1, 2025 (unaudited)	40,054,344	$—	284,444,554	$—	$(179,624)	$1,351,576	$(162,970)	$(773)	$1,008,209
Share-based compensation expenses	—	—	—	—	—	17,020	—	—	17,020
Repurchase of Ordinary shares and non-voting ordinary shares	(7,361,900)	—	(24,627,095)	—	(100,666)	—	—	—	(100,666)
Exercise of options and vested RSUs	—	—	4,575,372	—	—	2,409	—	—	2,409
Payments of tax withholding for share-based compensation	—	—	—	—	—	(1,135)	—	—	(1,135)
Other comprehensive loss	—	—	—	—	—	—	—	3,541	3,541
Net loss	—	—	—	—	—	—	(4,345)	—	(4,345)
Balance as of June 30, 2025 (unaudited)	32,692,444	$—	264,392,831	$—	$(280,290)	$1,369,870	$(167,315)	$2,768	$925,033
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
U.S. dollars in thousands, except share and per share data

	Non-voting Ordinary shares		Ordinary shares
	Number	Amount	Number	Amount	Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity
Balance as of January 1, 2026	30,039,644	$—	246,330,707	$—	$(385,651)	$1,404,248	$(111,936)	$534	$907,195
Non-voting Ordinary shares reclassified into Ordinary shares	(12,000,000)	—	12,000,000	—	—	—	—	—	—
Share-based compensation expenses	—	—	—	—	—	29,342	—	—	29,342
Repurchase of Ordinary shares	—	—	(16,244,480)	—	(65,175)	—	—	—	(65,175)
Exercise of options and vested RSUs	—	—	9,763,991	—	—	9,173	—	—	9,173
Payments of tax withholding for share-based compensation	—	—	—	—	—	(6,902)	—	—	(6,902)
Other comprehensive income	—	—	—	—	—	—	—	977	977
Net Income	—	—	—	—	—	—	63,383	—	63,383
Balance as of June 30, 2026 (unaudited)	18,039,644	$—	251,850,218	$—	$(450,826)	$1,435,861	$(48,553)	$1,511	$937,993

	Non-voting Ordinary shares		Ordinary shares
	Number	Amount	Number	Amount	Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance as of January 1, 2025	44,210,406	$—	293,134,865	$—	$(130,117)	$1,335,825	$(154,220)	$418	$1,051,906
Share-based compensation expenses	—	—	—	—	—	32,816	—	—	32,816
Repurchase of Ordinary shares and non-voting Ordinary shares	(11,517,962)	—	(36,713,192)	—	(150,173)	—	—	—	(150,173)
Exercise of options and vested RSUs	—	—	7,971,158	—	—	3,206	—	—	3,206
Payments of tax withholding for share-based compensation	—	—	—	—	—	(1,977)	—	—	(1,977)
Other comprehensive loss	—	—	—	—	—	—	—	2,350	2,350
Net loss	—	—	—	—	—	—	(13,095)	—	(13,095)
Balance as of June 30, 2025 (unaudited)	32,692,444	$—	264,392,831	$—	$(280,290)	$1,369,870	$(167,315)	$2,768	$925,033

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Content	TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Six months ended June 30,
	2026	2025
	Unaudited
Cash flows from operating activities
Net income (loss)	$63,383	$(13,095)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation, amortization and write-off	26,840	44,387
Share-based compensation expenses	28,322	32,089
Net gain from financing expenses	(440)	(4,675)
Revaluation of the Warrants liability	(501)	(823)
Amortization of loan and credit facility issuance costs	351	597
Loss on extinguishment of debt	—	6,597
Commercial agreement asset amortization	8,119	8,119
Loss from disposal of property and equipment	181	—
Change in operating assets and liabilities:
Decrease in trade receivables, net (1)	43,426	74,332
Decrease in prepaid expenses and other current assets and long-term prepaid expenses	16,031	2,717
Decrease in trade payables (2)	(46,501)	(19,721)
Increase in accrued expenses and other current liabilities and other long-term liabilities	(297)	(33,782)
Decrease (increase) in deferred taxes, net	135	(4,809)
Change in operating lease right of use assets	14,802	12,654
Change in operating lease liabilities	(13,943)	(9,079)
Net cash provided by operating activities	139,908	95,508

Cash flows from investing activities
Purchase of property and equipment	(32,311)	(25,277)
Proceeds from maturities of short-term investments	—	3,780
Net cash used in investing activities	(32,311)	(21,497)

Cash flows from financing activities
Issuance costs	—	(938)
Exercise of options	9,138	3,206
Payment of tax withholding for share-based compensation expenses	(6,902)	(1,977)
Repurchase of Ordinary shares and non-voting Ordinary shares	(64,233)	(150,008)
Payments on account of repurchase of Ordinary shares	(3,552)	(3,060)
Repayment of long-term loan	—	(122,736)
Proceeds from revolving credit line, net of issuance costs	—	123,985
Additional proceeds from revolving credit line	242,100	76,000
Repayment of revolving credit line	(272,400)	(114,500)
Net cash used in financing activities	(95,849)	(190,028)

Exchange rate differences on balances of cash and cash equivalents	439	4,675
Increase (decrease) in cash and cash equivalents	12,187	(111,342)
Cash and cash equivalents - at the beginning of the period	120,865	226,583
Cash and cash equivalents - at end of the period	$133,052	$115,241

(1) Includes a decrease (increase) in related party trade receivables of $(10,550) and $42,125, for the six months ended June 30, 2026 and 2025, respectively.
(2) Includes a increase (decrease) in related party trade payables of $1,773 and $(7,640), for the six months ended June 30, 2026 and 2025, respectively.

	Six months ended June 30,
	2026	2025
	Unaudited
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$9,592	$14,207
Interest	$2,824	$3,955
Non-cash investing and financing activities:
Purchase of property and equipment	$2,691	$1,898
Share-based compensation included in capitalized internal-use software	$1,020	$727
Exercise of options	$35	$—
Creation and modification of operating lease right-of-use assets and operating lease liability	$7,555	$32,087
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
`
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

b.In November 2022, the Company announced it entered into a 30-year exclusive commercial agreement (the “Commercial agreement”) with Yahoo Inc. and affiliated entities (“Yahoo”), under which Taboola will power native advertising across all of Yahoo’s digital properties, expanding the Company’s native advertising offering. The Company issued Yahoo Ordinary shares and Non‑voting Ordinary shares with an aggregate fair value of $288,063, which the Company accounts for as an upfront payment for traffic acquisition costs paid to the digital property partner (the “Commercial Agreement Asset”). The Commercial Agreement Asset is amortized over the shorter of the respective contractual terms and the economic benefit period of the digital property arrangement, estimated at 18 years, commencing in January 2024. For each of the three and Six months periods ended June 30, 2026 and 2025, the Company recorded amortization expense of $4,082 and $8,119 related to the Commercial Agreement Asset, respectively. For further information on related‑party transactions, see Note 11.

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
In the opinion of the Company’s management, the unaudited consolidated interim financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s unaudited interim consolidated financial statements. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year ending December 31, 2026, or any other future interim or annual period.

Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2025, as filed with the SEC on February 25, 2026. There have been no significant changes to these policies during the six months ended June 30, 2026.
During the three months ended June 30, 2026, the Company identified impairment indicators related to certain publisher prepayment assets and determined that their carrying value was not recoverable due to a decline in the expected future economic benefits of the underlying arrangements. As a result, the Company recognized a write-off of approximately $12,169, recorded within traffic acquisition cost in the consolidated interim statements of income (loss).

Refundable Tax Credit
The Company accounts for refundable tax credits that are not subject to the scope of ASC 740 using a grant accounting model, by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, and recognizes such grants when the Company has reasonable assurance that it will comply with the grant’s conditions and that the grant will be received. Refundable tax credits are accounted for by analogy to government grants, as the Company can realize the benefit regardless of whether or not it has an income tax liability. Therefore, these amounts are not considered income taxes and fall outside the scope of Topic 740, Income Tax. Refundable tax credits are recorded in the interim consolidated financial statements in accordance with their purpose, generally as a reduction of research and development expenses, or a reduction of asset costs. For the six months ended June 30, 2026, tax credits amounted to $1,654.

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
The Company's management regularly evaluates its estimates, including, among others, those related to: (1) revenue recognition criteria, including the determination of revenue reporting as gross versus net in the Company’s revenue arrangements, (2) allowances for credit losses, (3) operating lease assets and liabilities, including the incremental borrowing rate and terms and provisions of each lease (4) the useful lives of its Commercial agreement asset, property and equipment and capitalized software development costs, (5) income taxes, (6) the fair value of financial assets and liabilities, including the fair value of Private Warrants and derivative instruments (7) impairment of long-lived assets, Commercial Asset, Publishers prepayments and goodwill annual impairment test.
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
As of June 30, 2026 and December 31, 2025, no single customer accounted for 10% or more of accounts receivable or total revenues for those respective periods then ended, except as disclosed in Note 11.
Reduction in workforce costs:`
In April 2026, the Company undertook a reduction of its workforce by approximately 6%. For the three months ended June 30, 2026 the Company incurred one-time incremental employee termination benefits in the amount of $5,970.
The reduction in workforce expenses recognized in the consolidated statements of income (loss) for the three and six months ended June 30, 2026, were as follows:

June 30,
2026
Unaudited
Cost of revenues	$218
Research and development	1,461
Sales and marketing	3,969
General and administrative	322
Total reduction in workforce expenses recognized in the consolidated statements of income (loss)	$5,970
As of June 30, 2026, $1,559 related to reduction in workforce expenses were included in “accrued expenses and other current liabilities” in the consolidated balance sheet. The Company does not expect to incur additional costs related to reduction in workforce.
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

NOTE 3:- CASH AND CASH EQUIVALENTS
The following table presents for each reported period, the breakdown of cash and cash equivalents:

	June 30,	December 31,
	2026	2025
	Unaudited
Cash	$132,247	$111,651
Time deposits	805	9,214
Total Cash and cash equivalents	$133,052	$120,865

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
`
NOTE 4:-    FAIR VALUE MEASUREMENTS
The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. The Company did not have any transfers between fair value measurements levels during the six months ended June 30, 2026.
The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2026 and December 31, 2025, by level within the fair value hierarchy

	Fair Value Hierarchy	Fair value measurements as of
Description		June 30, 2026	December 31, 2025
		Unaudited
Assets:
Derivative instruments asset:
Derivative instruments designated as cash flow hedging instruments	Level 2	$1,646	$534

Liabilities:
Warrants liability:
Public Warrants	Level 1	$—	$(501)
Derivative instruments liability:
Derivative instruments designated as cash flow hedging instruments	Level 2	$(72)	$—
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
As of June 30, 2026 all outstanding unexercised Public and Private warrants expired.

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
`
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
As of June 30, 2026 and December 31, 2025, the notional amounts of the Company’s derivative instruments designated as cash flow hedging instruments outstanding in U.S. dollars amounted to $38,659 and $18,817 respectively.
Gross notional amounts do not quantify risk or represent assets or liabilities of the Company but are used in the calculation of settlements under the contracts.
The Company records all cash flow hedging instruments on the consolidated balance sheets at fair value. The fair values of outstanding derivative instruments designated as cash flow hedging instruments were as follows:

	June 30,	December 31,
	2026	2025
	Unaudited
Prepaid expenses and other current assets	$1,646	$534
Accrued expenses and other current liabilities	$(72)	$—
The gains related to cash flow hedging instruments, recorded in the consolidated interim statements of income (loss), for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	Unaudited
Cost of revenues	$127	$66	$177	$82
Research and development	1,132	577	1,625	725
Sales and marketing	260	150	369	188
General and administrative	212	108	299	135
Total gains recognized in the consolidated statements of loss, net	$1,731	$901	$2,470	$1,130

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
The changes in unrealized gains (losses) on the Company’s derivative instruments recorded in accumulated other comprehensive income (loss) were as follows:

	Six months ended June 30,

	2026	2025
	Unaudited
Unrealized gains on derivative instruments at the beginning of the period	$534	$418
Changes in fair value of derivative instruments	3,447	3,480
Reclassification of gains recognized in the consolidated interim statements of loss from accumulated other comprehensive income (loss)	(2,470)	(1,130)
Unrealized gains on derivative instruments at the end of the period (unaudited)	$1,511	$2,768
All net deferred gains in accumulated other comprehensive income as of June 30, 2026, are expected to be recognized over the next twelve months as operating expenses in the same financial statement line item in the consolidated interim statements of income (loss) to which the derivative relates.

NOTE 6:- GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
There was no impairment or additions to goodwill during the three and six months ended June 30, 2026.
Intangible Assets, Net
Definite-lived intangible assets, net consist of the following:

	Gross Fair	Accumulated	Net Book
June 30, 2026	Value	Amortization	Value
Merchant/Network affiliate relationships	$146,547	$(146,547)	$—
Technology	74,193	(72,302)	1,891
Publisher relationships	42,934	(42,934)	—
Tradenames	24,397	(24,181)	216
Customer relationship	13,473	(13,002)	471
Total (unaudited)	$301,544	$(298,966)	$2,578

	Gross Fair	Accumulated	Net Book
December 31, 2025	Value	Amortization	Value
Merchant/Network affiliate relationships	$146,547	$(141,119)	$5,428
Technology	74,193	(66,549)	7,644
Publisher relationships	42,934	(42,934)	—
Tradenames	24,397	(24,131)	266
Customer relationship	13,473	(12,886)	587
Total	$301,544	$(287,619)	$13,925

Amortization expenses for intangible assets were $2,959 and $13,747, for the three months ended June 30, 2026 and 2025, respectively, and $11,347 and $27,494, for the six months ended June 30, 2026 and 2025, respectively.
The estimated future amortization expense of definite-lived intangible assets as of June 30, 2026 is as follows (unaudited):

Year Ending December 31,
2026 (Remainder)	$2,053
2027	248
2028	124
2029 and thereafter	153
Total	$2,578

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
The total interest expenses, including issuance costs amortization, recognized in connection with the 2021 Credit Agreement were $2,468 for the six months ended June 30, 2025.
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
The 2025 Revolving Credit Agreement also contains customary representations, covenants and events of default as well as a financial covenant, which limits Taboola’s allowable net leverage ratio. Failure to meet the covenants beyond applicable grace periods could result in acceleration of the Revolving Loans and/or termination of the Revolving Facility. As of June 30, 2026, the Company was in compliance with the 2025 Revolving Credit Agreement covenants.
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
As of June 30, 2026, the unamortized deferred financing costs associated with the Revolving Facility amounted to $2,507 and were included in short-term and long-term prepaid expenses in the consolidated balance sheet.
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
On December 30, 2022, in connection with the Yahoo transaction, the Company’s shareholders approved an amendment and restatement to the Articles to include a Non-voting Ordinary share class with an authorized share capital of 46,000,000. In January 2023 the Company issued 45,198,702 Non-voting Ordinary shares to Yahoo. The Non-voting Ordinary shares are not entitled to vote, except in limited circumstances as provided in the Articles. Other than the voting rights, the rights to receive notice of meetings of shareholders and limited circumstances as described in the Company’s Articles, the Non-voting Ordinary shares will have rights identical to the rights of Ordinary shares as described above. Non-voting Ordinary shares sold on the open market to non-affiliates will be reclassified as Ordinary shares (see Note 1b).
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
During the six months ended June 30, 2026, the Company repurchased 16,244,480 of its shares at an average price of $3.99 per share (excluding broker and transaction fees of $353). As of June 30, 2026, the Company had remaining authorization under the Buyback Program to repurchase Ordinary shares up to an aggregate amount of $126,597, not including Net Issuance (as defined below) costs of $15,280 as of June 30, 2026.
Share Incentive Plans
a.In addition to the Buyback Program detailed above, the Company utilizes a net issuance mechanism to satisfy tax withholding obligations related to equity-based compensation on behalf of its directors, officers and other employees (the “Net Issuance”). In March 2025, the Company satisfied the required conditions, as set forth in the Israeli Companies Law and the Companies Regulations, to conduct future repurchases of its Ordinary and Non-voting Ordinary shares under the Buyback Program and Net Issuances in an aggregate amount up to $200,000. The Company’s board of directors have the authority to determine the amount to be utilized for Net Issuances and Ordinary and Non-voting Ordinary share repurchases.
For the six months ended June 30, 2026 and 2025, the Company utilized the net issuance mechanism in connection with equity-based compensation for certain Office Holders, which resulted in a tax withholding payment by the Company of $6,902 and $1,977, respectively, which were recorded as a reduction of additional paid-in capital.
b. The following is a summary of share option activity and related information for the six months ended June 30, 2026 (including employees, directors, officers and consultants of the Company):

	Outstanding Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2025	21,213,454	3.58	4.05	46,273
Exercised	(3,638,414)	2.51		8,397
Forfeited	(258,746)	8.00
Balance as of June 30, 2026	17,316,294	3.74	4.04	42,735
Exercisable as of June 30, 2026	17,315,044	3.74	4.04	42,732
During the six months ended June 30, 2026, the Company did not grant options.
The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period.
As of June 30, 2026, unrecognized share-based compensation cost related to unvested share options was $1,848, which is expected to be recognized over a weighted-average period of 0.46 year.
c. The following is a summary of the RSU activity and related information for the six months ended June 30, 2026:

	Outstanding Restricted Shares Units	Weighted Average Grant Date Fair Value

Balance as of December 31, 2025	27,211,269	$3.84
Granted	19,914,821	3.22
Vested	(6,125,577)	4.14
Forfeited	(3,653,119)	3.77
Balance as of June 30, 2026	37,347,394	$3.45
(*) A portion of the shares that vested were netted out to satisfy the tax obligations of the recipients. During the six months ended June 30, 2026, a total of 1,801,025 RSUs were canceled to satisfy tax obligations, resulting in net issuance of 1,622,152 Ordinary shares.
The total fair value of RSUs, as of their respective release dates, was $25,054, during the six months ended June 30, 2026.
As of June 30, 2026, unrecognized share-based compensation cost related to unvested RSUs was $119,852, which is expected to be recognized over a weighted-average period of 2.86 years.
The total share-based compensation expense related to all of the Company’s share-based awards recognized for the three and six months ended June 30, 2026 and 2025, was comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	Unaudited
Cost of revenues	$710	$956	$1,449	$1,823
Research and development	4,524	6,735	9,360	13,128
Sales and marketing	4,481	4,602	8,741	8,823
General and administrative	4,412	4,279	8,772	8,315
Total share-based compensation expense	$14,127	$16,572	$28,322	$32,089

NOTE 9:- INCOME TAXES
The Company calculated its income tax expenses for the three and six months ended June 30, 2026, by applying the accounting principal of determining the annual effective tax rate (pre-tax income or loss excluding unusual discrete items). The Company updates its calculations each quarter and makes a year-to-date adjustment if necessary. The Company’s quarterly effective tax rates were 40.8% and (77.5)%, for the three months ended June 30, 2026 and 2025, respectively, and 17.1% and 0.1%, for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate results primarily from the geographic distribution of the Company’s worldwide earnings or losses, applicable tax regulations, changes in valuation allowance, tax benefits associated with acquired intangible assets, which are mainly in the US, and other nondeductible expenses.

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
Non-cancelable Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase primarily software and IT related-based services. As of June 30, 2026, the Company had outstanding non-cancelable purchase obligations in the amount of $37,284.
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
On February 5, 2026, the Company entered into a binding settlement agreement regarding a legal matter in which the Company acted as the plaintiff, resulting a pre-tax income of approximately $77,000, net of legal fees and other related expenses. This amount was recognized in the interim consolidated statement of income (loss) for the six months ended June 30, 2026 as other income, net.

NOTE 11:- RELATED PARTY TRANSACTIONS
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
The Company and its affiliates are parties to several agreements in the ordinary course of business with Yahoo and its affiliates. Revenues from the related party are derived from Yahoo’s advertiser spend on the Company’s network, for which Yahoo is the billing entity. Traffic acquisition cost to the related party is compensation for placing Taboola’s platform on Yahoo`s digital property. In connection with these agreements, the Company recorded revenue from Yahoo in the amount of $79,267 and $46,455 which represented 16.6% and 10.0% of the Company’s total revenue, for the three months ended June 30, 2026 and 2025, respectively, and in the amount of $148,947 and $94,780 which represent 15.8% and 10.6% of the Company’s total revenue, for the six months ended June 30, 2026 and 2025, respectively. In addition, the Company recorded traffic acquisition costs related to Yahoo in the amount of $104,270 and $84,154, for the three months ended June 30, 2026 and 2025, respectively, and in the amount of $201,060 and $159,556, for the six months ended June 30, 2026 and 2025, respectively. Certain traffic acquisition costs for the three and six months ended June 30, 2026, noted herein, are unaffiliated with the Yahoo revenues recognized during the three and six months ended June 30, 2026.
As of June 30, 2026 and December 31, 2025, in regards to Yahoo, the Company’s balances of trade receivables were $49,760 and $39,210, which represented approximately 15.0% and 10.5% of the Company’s trade receivables respectively, and its balance of trade payables were $72,723 and $70,950, respectively associated with the revenues presented on both a gross and net basis.
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
a. The following table represents total revenue by geographic area based on the Advertisers’ billing address:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	Unaudited
Israel	$17,214	$25,556	$45,667	$48,838
United States	259,108	220,462	483,585	421,953
Germany	33,321	39,425	70,580	77,506
United Kingdom	17,330	19,586	33,464	39,674
Rest of the world	149,853	160,445	309,925	304,996
Total	$476,826	$465,474	$943,221	$892,967
b. The following table represents the Company’s long-lived assets(1), net by geographic area:

	June 30,	December 31,
	2026	2025
	Unaudited
Israel	$71,602	$75,318
United States	56,633	63,783
United Kingdom	12,713	10,877
Rest of the world	35,730	24,524
Total	$176,678	$174,502
(1) Long-lived assets are comprised of property and equipment, net and operating lease right-of-use assets.

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
`
NOTE 13:- NET LOSS PER SHARE ATTRIBUTABLE TO ORDINARY AND NON-VOTING ORDINARY SHAREHOLDERS

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
		Non-voting		Non-voting		Non-voting		Non-voting
	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary
	shares	shares	shares	shares	shares	shares	shares	shares
	Unaudited
Numerator:
Net income (loss) attributable to Ordinary shareholders, basic and diluted	$4,037	$280	$(3,851)	$(494)	$59,302	$4,081	$(11,512)	$(1,583)

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to Ordinary shareholders, basic	260,120,438	18,039,644	277,929,745	35,642,537	262,145,467	18,039,644	287,985,819	39,592,315
Effect of dilutive securities:
Add - Employee stock options and RSUs	13,232,825	—	—	—	10,320,248	—	—	—
Weighted-average shares used in computing net income (loss) per share attributable to Ordinary shareholders, diluted	273,353,263	18,039,644	277,929,745	35,642,537	272,465,715	18,039,644	287,985,819	39,592,315

Net income (loss) per share attributable to Ordinary shareholders, basic	$0.02	$0.02	$(0.01)	$(0.01)	$0.23	$0.23	$(0.04)	$(0.04)

Net income (loss) per share attributable to Ordinary shareholders, diluted	$0.01	$0.01	$(0.01)	$(0.01)	$0.22	$0.22	$(0.04)	$(0.04)

The potential number of Ordinary shares that were excluded from the computation of diluted net income (loss) per share attributable to Ordinary shareholders for the periods presented because including them would have been anti-dilutive is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	Unaudited
Warrants	—	12,349,990	—	12,349,990
RSUs	292,934	34,827,512	3,124,672	32,046,117
Outstanding share options	6,820,225	9,639,763	6,930,135	9,908,835
Total	7,113,159	56,817,265	10,054,807	54,304,942

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with Taboola’s accompanying unaudited consolidated interim financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the three months ended June 30, 2026 (the “Quarterly Report”) and audited consolidated financial statements and the related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2026. Some of the information contained in this discussion and analysis is set forth in our 2025 Form 10-K, including information with respect to Taboola’s plans and strategy for Taboola’s business, and includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A “Risk Factors” in our 2025 Form 10-K and “Note Regarding Forward-Looking Statements” in our 2025 Form 10-K and elsewhere herein, Taboola’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Throughout this section, unless otherwise noted or the context requires otherwise, “we,” “us,” “our” and the “Company” refer to Taboola and its consolidated subsidiaries, and in references to monetary amounts, “dollars” and “$” refer to U.S. Dollars, and “NIS” refers to New Israeli Shekels
Overview
Taboola is a technology company that helps businesses grow by placing ads on publisher sites, mobile apps, and devices, which we collectively refer to as digital properties. We operate outside of the major search and social media walled gardens such as Meta, Google, and Amazon. Thousands of Advertisers trust us to drive growth, while approximately 12,000 digital property partners, including NBC News, Disney, Yahoo, and Apple, rely on us for monetization and audience growth. Our scale is meaningful - we reach over 600 million people a day, gaining real-time insight into what people read and buy. This gives us unique “pulse of the internet” data - which alongside our artificial intelligence (AI) - is our competitive advantage and helps our advertiser clients achieve exceptional returns on their advertising spend.
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
Business and Macroeconomic Conditions
Global economic and geopolitical conditions remain volatile, driven by persistent inflation, fluctuating interest rates, and ongoing conflicts in the Middle East and Ukraine. Throughout 2025 and into the second quarter of 2026, the global trade landscape has shifted significantly due to the implementation of U.S. tariffs and subsequent retaliatory measures from foreign trade partners. These evolving trade policies are difficult to predict, and their ultimate impact will depend on the final scope, timing, and potential exclusions of specific duties. While we are closely monitoring these macroeconomic headwinds, we cannot yet determine if these factors will have a material impact on our business operations or financial results during the remainder of 2026.

Maintaining and Growing Our Digital Property Partners
We engage with a diverse network of digital property partners, substantially all of which have contracts with us containing either an evergreen term or an exclusive partnership with us for multi-year terms at inception for their native advertising supply. These agreements typically require that our code be integrated on the digital property web page because of the nature of providing both editorial and paid recommendations. In the portion of our business that is tied to these native advertising supply partnerships. which currently accounts for the vast majority of our business, we do not bid for ad placements, as traditionally happens in the advertising technology space, but rather see all users that visit the pages on which we appear. Due to our multi-year exclusive contracts and high retention rates, our supply is relatively consistent and predictable. We had approximately 12,000, 12,000 and 11,000 digital property partners in the second quarters of 2026, 2025 and 2024, respectively.
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
Growing Our Advertiser Client Base
We have a large network of Advertisers that wish to achieve specific performance goals, such as obtaining subscribers for email newsletters or acquiring leads for product offerings, across multiple verticals. As we look at growing our advertiser client base, we want to grow the number of advertisers that spend with us at scale. We define a Scaled Advertiser as an Advertiser that has more than $100,000 of cumulative gross spend on the network on a trailing four quarter basis. We had approximately 2,100, 2,000 and 1,900 of Scaled Advertiser clients working with us directly, or through advertising agencies, worldwide during the second quarters of 2026, 2025 and 2024, respectively. In an effort to also measure how we are growing our advertising spend with each Scaled Advertiser, we have introduced an Average Revenue per Scaled Advertiser performance measure. Average Revenue per Scaled Advertiser is calculated as the aggregate cumulative gross spend of all Scaled Advertisers for a given period divided by the number of Scaled Advertisers for that period. The Average Revenue per Scaled Advertiser was approximately $197,000, $196,000 and $194,000 during the second quarters of 2026, 2025 and 2024, respectively. A large portion of our revenue comes from Scaled Advertisers. The Revenue contribution from Scaled Advertisers represented 86%, 86% and 85% of our Revenues for the second quarters of 2026, 2025 and 2024, respectively. These performance Advertisers use our service when they obtain a sufficient return on ad spend to justify their ad spend. We grow the revenue from performance Advertisers in three ways. First, we improve the performance of our network by developing new product features, improving our algorithms and optimizing our supply. Second, we secure increased budgets from existing Advertisers by offering new ad formats and helping them achieve additional goals. Third, we grow our overall Advertiser base by bringing on new Advertisers that we have not worked with previously.

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Revenues	$476,826	$465,474	$943,221	$892,967
Gross profit	$139,479	$135,611	$269,056	$254,918
Net income (loss)	$4,317	$(4,345)	$63,383	$(13,095)
EPS diluted (1)	$0.01	$(0.01)	$0.22	$(0.04)
Ratio of net income (loss) to gross profit	3.1%	(3.2)%	23.6%	(5.1)%
Cash flow provided by operating activities	$31,253	$47,397	$139,908	$95,508
Cash and cash equivalents	$133,052	$115,241	$133,052	$115,241

Non-GAAP Financial Data (2)
ex-TAC Gross Profit	$192,372	$172,133	$360,425	$323,866
Adjusted EBITDA	$55,491	$45,178	$82,179	$81,113
Non-GAAP Net Income	$41,280	$30,209	$58,475	$55,208
Ratio of Adjusted EBITDA to ex-TAC Gross Profit	28.8%	26.2%	22.8%	25.0%
Free Cash Flow	$17,316	$34,161	$107,597	$70,231
(1)The weighted-average shares used in the computation of the diluted EPS for the three months ended June 30, 2026 and 2025, are 291,392,907 and 313,572,282, respectively, and for the six months ended June 30, 2026 and 2025, are 290,505,359 and 327,578,134, respectively. The weighted-average shares for the three months ended June 30, 2026 and 2025, included 273,353,263 and 277,929,745 Ordinary shares, and 18,039,644 and 35,642,537 Non-voting Ordinary shares, respectively, and for the six months ended June 30, 2026 and 2025, included 272,465,715 and 287,985,819 ,Ordinary shares, and 18,039,644 and 39,592,315, Non-voting Ordinary shares, respectively.
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
ex-TAC Gross Profit
We calculate ex-TAC Gross Profit as gross profit adjusted to add back other cost of revenues and non-cash amortization of the Commercial agreement asset. We add back (i) the non-cash amortization of the Commercial agreement asset because it is unique primarily due to the issuance of equity rather than cash and (ii) Publisher’s prepayments write-off that are one time non cash, such that ex-TAC Gross Profit includes solely direct cash contribution components.
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
The following table provides a reconciliation of revenues and gross profit to ex-TAC Gross Profit:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Revenues	$476,826	$465,474	$943,221	$892,967
Traffic acquisition cost (1)	300,705	297,423	603,084	577,220
Other cost of revenues	36,642	32,440	71,081	60,829
Gross profit	$139,479	$135,611	$269,056	$254,918
Add back: Other cost of revenues (1)	52,893	36,522	91,369	68,948
ex-TAC Gross Profit	$192,372	$172,133	$360,425	$323,866

(1)The three and six months ended June 30, 2026, included $4,082 and $8,119 amortization expense of the non-cash based Commercial agreement asset respectively, and $12,169 write-off of Publisher’s prepayments. See Note 1(b) and 2 respectively of Notes to the Unaudited Interim Consolidated Financial Statements.

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
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Net income (loss)	$4,317	$(4,345)	$63,383	$(13,095)
Adjusted to exclude the following:
Finance expenses (income), net	(33)	2,491	212	6,991
Income tax expenses (benefit)	2,975	1,898	13,048	(114)
Depreciation and amortization (1)	27,019	27,659	47,128	52,366
Share-based compensation expenses	14,127	16,571	28,322	32,089
Reduction in workforce expenses (2)	5,970	—	5,970	—
Other costs (3)	1,116	904	(75,884)	2,876
Adjusted EBITDA	$55,491	$45,178	$82,179	$81,113

(1)The three and six months ended June 30, 2026, included $4,082 and $8,119 amortization expense of the non-cash based Commercial agreement asset respectively, and $12,169 write-off of Publisher’s prepayments. See Note 1(b) and 2 respectively of Notes to the Unaudited Interim Consolidated Financial Statements.
(2)Costs associated with the Company’s reduction of its workforce implemented in April 2026.
(3)The three and six months ended June 30, 2026, includes expenses related to a litigation matter in which the Company is the plaintiff and is not related to our ongoing business operations in the amount of $1,116 and the six months ended June 30, 2026 included a pre-tax income of approximately $77,000, net of legal fees and other related expenses related to a binding settlement agreement regarding a legal matter in which the Company acted as the plaintiff. The three and six months ended June 30, 2025, includes professional and legal expenses related to a litigation matter in which the Company is the plaintiff and is not related to our ongoing business operations in the amount of $904 and $2,876, respectively.
We calculate Ratio of Adjusted EBITDA to ex-TAC Gross Profit as Adjusted EBITDA divided by ex-TAC Gross Profit.
We believe that the Ratio of Adjusted EBITDA to ex-TAC Gross Profit is useful because TAC is what we must pay digital properties to obtain the right to place advertising on their websites, and we believe focusing on ex-TAC Gross Profit better reflects the profitability of our business.
The following table provides a reconciliation of ratio of net income (loss) to gross profit and Ratio of Adjusted EBITDA to ex-TAC Gross Profit:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Gross profit	$139,479	$135,611	$269,056	$254,918
Net income (loss)	$4,317	$(4,345)	$63,383	$(13,095)
Ratio of net loss to gross profit	3.1%	(3.2)%	23.6%	(5.1)%

ex-TAC Gross Profit	$192,372	$172,133	$360,425	$323,866
Adjusted EBITDA	$55,491	$45,178	$82,179	$81,113
Ratio of Adjusted EBITDA margin to ex-TAC Gross Profit	28.8%	26.2%	22.8%	25.0%

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
•Non-GAAP Net Income (Loss) is a performance measure and should not be used as a measure of liquidity.
The following table provides a reconciliation of net income (loss) to Non-GAAP Net Income (Loss) for the periods shown:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Net income (loss)	$4,317	$(4,345)	$63,383	$(13,095)
Amortization of intangible assets (1)	19,210	17,828	31,635	35,611
Share-based compensation expenses	14,127	16,572	28,322	32,089
Other costs (2)	1,116	904	(75,884)	2,876
Reduction in workforce expenses (3)	5,970	—	5,970	—
Revaluation of Warrants	(105)	903	(501)	(823)
Foreign currency exchange rate gains (losses) (4)	(546)	265	(1,227)	(1,259)
Income tax effects	(2,809)	(1,918)	6,777	(6,788)
Loss on extinguishment of debt (5)	—	—	—	6,597
Non-GAAP Net Income	$41,280	$30,209	$58,475	$55,208

(1) The three and six months ended June 30, 2026, included $4,082 and $8,119 amortization expense of the non-cash based Commercial agreement asset respectively, and $12,169 write-off of Publisher’s prepayments. See Note 1(b) and 2 respectively of Notes to the Unaudited Interim Consolidated Financial Statements.
(2) The three and six months ended June 30, 2026, include expenses related to a litigation matter in which the Company is the plaintiff and is not related to our ongoing business operations in the amount of $1,116 and the six months ended June 30, 2026 included a pre-tax income of approximately $77,000, net of legal fees and other related expenses related to a binding settlement agreement regarding a legal matter in which the Company acted as the plaintiff. The three and six months ended June 30, 2025, include professional and legal expenses related to a litigation matter in which the Company is the plaintiff and is not related to our ongoing business operations it the amount of $904 and $2,876, respectively.
(3) Costs associated with the Company’s reduction of its workforce implemented in April 2026.
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
•This metric does not reflect our future contractual commitments.
The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Net cash provided by operating activities	$31,253	$47,397	$139,908	$95,508
Purchases of property and equipment, including capitalized internal-use software	(13,937)	(13,236)	(32,311)	(25,277)
Free Cash Flow	$17,316	$34,161	$107,597	$70,231

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
Income tax benefit (expenses)
The statutory corporate tax rate in Israel was 23% for the six months ended June 30, 2026 and 2025, although we are entitled to certain tax benefits under Israeli law.
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
As of June 30, 2026, we have an accumulated tax loss carry-forward of approximately $1.2 million in US. Those tax loss can be offset indefinitely. Non-Israeli subsidiaries are taxed according to the tax laws in their respective jurisdictions.
The following table provides consolidated statements of income (loss) data for the periods indicated:

(dollars in thousands)	Three months ended June 30,
	2026	2025
	Unaudited
Revenues	$476,826	$465,474
Cost of revenues:
Traffic acquisition cost	300,705	297,423
Other cost of revenues	36,642	32,440
Total cost of revenues	337,347	329,863
Gross profit	139,479	135,611
Operating expenses:
Research and development, net	38,435	37,482
Sales and marketing	67,156	71,248
General and administrative	26,629	26,837
Total operating expenses	132,220	135,567
Operating profit	7,259	44
Finance income (expenses), net	33	(2,491)
Income (loss) before income taxes	7,292	(2,447)
Income tax expenses	(2,975)	(1,898)
Net income (loss)	$4,317	$(4,345)

Comparison of the Three months ended June 30, 2026 and 2025
Revenues increased by $11.4 million, or 2.4%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, mainly as the result of an increase in the number of Scaled Advertisers which grew 1.9% versus the prior year. From a publisher perspective, new digital property partners contributed approximately $43.7 million of new Revenues on a 12-month run rate basis calculated based on their first full month on the network. Existing digital property partners, including the growth of new digital property partners (beyond the revenue contribution determined based on the run-rate revenue generated by the partners when they are first on-boarded) decreased by approximately $32.4 million.
Gross profit increased by $3.9 million, or 2.9%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
Ex-TAC Gross Profit, a non-GAAP measure, increased by $20.2 million, or 11.8%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily benefiting from a margin increase on certain digital property partners as well as growth in advertising spend.
Total cost of revenues increased by $7.5 million, or 2.3%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
Traffic acquisition cost increased by $3.3 million, or 1.1%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
The cost of guarantees (total payments due under guarantee arrangements in excess of amounts the Company would otherwise be required to pay under revenue sharing arrangements) as a percentage of traffic acquisition costs were approximately 13% and 16% for the three months ended June 30, 2026 and June 30, 2025, respectively.
Other cost of revenues increased by $4.2 million, or 13.0%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, mainly as a result of a $1.3 million increase in content cost expenses, a $1.9 million increase in hosting and depreciation expenses and a $0.9 million increase in salaries and related expenses.
Research and development expenses increased by $1.0 million, or 2.5%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, mainly as a result of $1.0 million increase in salaries and related expenses, mainly due to the reduction in workforce.
Sales and marketing expenses decreased by $4.1 million, or 5.7%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, mainly as a result of a $10.8 million decrease in amortization expenses related to acquired intangible assets which were offset by a $5.6 million increase in salaries and related expenses mainly due to the reduction in workforce and a $0.7 million increase in advertising and promotion expenses.
General and administrative expenses decreased by $0.2 million, or 0.8%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, mainly as a result of a decrease in litigation matter expenses in which the Company acted as the plaintiff.
Finance expenses, net decreased by $2.5 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, mainly attributable due to a decrease of $1.0 million due to revaluation of Warrants liability, and a $0.8 million decrease in foreign currency exchange rate gains.
Tax expenses increased by $1.1 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This increase is primarily driven by higher profitability.

The following table provides consolidated statements of income (loss) data for the periods indicated:

(dollars in thousands)	Six months ended June 30,
	2026	2025
	Unaudited
Revenues	$943,221	$892,967
Cost of revenues:
Traffic acquisition cost	603,084	577,220
Other cost of revenues	71,081	60,829
Total cost of revenues	674,165	638,049
Gross profit	269,056	254,918
Operating expenses:
Research and development, net	78,015	73,438
Sales and marketing	139,721	137,138
General and administrative	51,677	50,560
Other income, net	(77,000)	—
Total operating expenses	192,413	261,136
Operating profit (loss)	76,643	(6,218)
Finance expenses, net	(212)	(6,991)
Income (loss) before income taxes	76,431	(13,209)
Income tax benefit (expenses)	(13,048)	114
Net income (loss)	$63,383	$(13,095)

Comparison of the Six months ended June 30, 2026 and 2025
Revenues increased by $50.3 million, or 5.6%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, as the result of an increase in the number of Scaled Advertisers as well as an increase in the Revenue per Scaled Advertiser. From a publisher perspective, new digital property partners contributed approximately $91.2 million of new Revenues on a 12-month run rate basis calculated based on their first full month on the network. Existing digital property partners, including the growth of new digital property partners (beyond the revenue contribution determined based on the run-rate revenue generated by the partners when they are first on-boarded) decreased by approximately $40.9 million.
Gross profit increased by $14.1 million, or 5.5%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Ex-TAC Gross Profit, a non-GAAP measure, increased by $36.6 million, or 11.3%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, benefiting from growth in advertising spend and a margin increase on certain digital property partners.
Total cost of revenues increased by $36.1 million, or 5.7%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Traffic acquisition cost increased by $25.9 million, or 4.5%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
The cost of guarantees (total payments due under guarantee arrangements in excess of amounts the Company would otherwise be required to pay under revenue sharing arrangements) as a percentage of traffic acquisition costs were approximately 15% and 17% for the six months ended June 30, 2026 and June 30, 2025, respectively.
Other cost of revenues increased by $10.3 million, or 16.9%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily as a result of a $3.4 million increase in content cost expenses, a $3.2 million increase in depreciation expenses and hosting, a $2.2 million increase in digital service tax expenses and a $1.5 million increase in salaries and related expenses.
Research and development expenses increased by $4.6 million, or 6.2%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, mainly as a result of a $3.5 million increase in salaries and related expenses, and a $1.1 million increase in IT services.
Sales and marketing expenses increased by $2.6 million, or 1.9%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, mainly as a result of a $11.8 million increase in salaries and related expenses, a $5.4 million increase in advertising and promotion expenses, and a $1.5 million increase in sales kick off event expenses, which were partially offset by a decrease of $16.1 million in amortization expenses related to acquired intangible assets.
General and administrative expenses increased by $1.1 million, or 2.2%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, mainly as a result of a $3.0 million increase in salaries and related expenses which were primarily offset by a decrease of $2.0 million in professional fees.
Finance expenses, net decreased by $6.8 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, mainly attributable to a $6.8 million increase due to the establishment of the Revolving Credit Facility.
Tax expenses increased by $13.2 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This increase is primarily attributable to income from a one time legal settlement and higher profitability.
Liquidity and Capital Resources
Our primary cash needs are for working capital, personnel costs, contractual obligations, including payments to digital property partners, office leases and software and information technology costs, capital expenditures for servers and capitalized software development, funding our share buyback program, payment of interest on our revolving loan and other commitments. We fund these cash needs primarily from cash generated from operations, as well as from cash and cash equivalents on our balance sheet when required. For the six months ended June 30, 2026 and 2025, we generated cash from operations of $139.9 million and $95.5 million, respectively.
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
As of June 30, 2026 and December 31, 2025, we had $133.1 million and $120.9 million of cash and cash equivalents, respectively, and $1.5 million and $1.5 million in long-term restricted deposits, respectively, used, mainly, as security for our lease commitments. As of June 30, 2026 we did not hold short-term investments. Cash and cash equivalents consist of cash in banks and time deposits.
We believe that this, together with net proceeds from our engagements with Advertisers and digital property partners, will provide us with sufficient liquidity to meet our working capital and capital expenditure needs for at least the next 12 months. In the future, we may be required to obtain additional equity or debt financing in order to support our continued capital expenditures and operations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, this could reduce our ability to compete successfully and harm our business, growth, and results of operation.
On March 18, 2025 we entered into a revolving credit facility (the “2025 Revolving Credit Agreement”), which provides for borrowings in an aggregate principal amount of up to $270.0 million (the “Revolving Facility”). The proceeds of the Revolving Facility can be used to finance working capital needs and general corporate purposes. Borrowings under the Revolving Facility are subject to customary borrowing conditions and will bear interest at a variable annual rate based on Term SOFR or Base Rate plus a fixed margin. The 2025 Revolving Credit Agreement also contains customary representations, covenants and events of default as well as a financial covenant, which places a limit on our allowable net leverage ratio. As of June 30, 2026, the Company was in compliance with the Revolving Facility covenants.
As of June 30, 2026, we had $72.0 million of outstanding principal amount under the Revolving Facility. Borrowings under the 2025 Revolving Credit Facility are voluntarily prepayable from time to time without premium or penalty except in certain cases. Borrowings prepaid may be re-borrowed prior to maturity of the 2025 Revolving Credit Agreement pursuant to customary conditions and restrictions. All borrowings under the 2025 Revolving Credit Agreement are due at maturity on March 18, 2030.
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
During the six months ended June 30, 2026, we repurchased 16.2 million of our Ordinary shares at an average price of $3.99 per share (excluding broker and transaction fees of $0.4 million). As of June 30, 2026, the Company had remaining authorization from our board of directors to repurchase Ordinary shares up to an aggregate amount of $126.6 million, not including net issuances costs of $15.3 million as of June 30, 2026. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Note 8 and Note 11 of Notes to the Unaudited Interim Consolidated Financial Statements.
Our future capital requirements and the adequacy of available funds will depend on many factors, including the risks and uncertainties set forth in our 2025 Form 10-K under Item 1A. “Risk Factors,” and in our subsequent filings with the SEC.
The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
	2026	2025
	Unaudited
Cash Flow Data:
Net cash provided by operating activities	$139,908	$95,508
Net cash used in investing activities	(32,311)	(21,497)
Net cash used in financing activities	(95,849)	(190,028)
Exchange rate differences on balances of cash and cash equivalents	439	4,675
Increase (decrease) in cash and cash equivalents	$12,187	$(111,342)

Operating Activities
During the six months ended June 30, 2026, net cash provided by operating activities was $139.9 million, an increase of $44.4 million, compared to $95.5 million for the same period in 2025. The $139.9 million was related to our net gain of $63.4 million adjusted by non-cash charges of $62.9 million and positive changes in working capital of $13.7 million.
The $62.9 million of non-cash charges primarily consisted of share-based compensation expense related to vesting of equity awards of $28.3 million, depreciation and amortization of $26.8 million and non-cash based Commercial agreement asset amortization expenses of $8.1 million.
The $13.6 million increase in cash resulting from changes in working capital primarily consisted of a $43.4 million decrease in trade receivables, net and a $16.0 million decrease in prepaid expenses partially offset by a $46.5 million decrease in trade payables, net.
Net cash provided by operating activities of $95.5 million for the six months ended June 30, 2025, was related to our net loss of $13.1 million adjusted by non-cash charges of $86.3 million and changes in working capital of $22.3 million.
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
Investing Activities
During the six months ended June 30, 2026, net cash used in investing activities was $32.3 million, an increase of $10.8 million, compared to $21.5 million in net cash used in the same period in 2025. Net cash used in investing activities for the six months ended June 30, 2026, consisted of $32.3 million purchase of property and equipment, including capitalized internal-use software.
Net cash used in investing activities was $21.5 million for the six months ended June 30, 2025, primarily consisted of $25.3 million purchase of property and equipment, including capitalized internal-use software partially, offset by $3.8 million proceeds from maturities of short-term investments.
Financing Activities
During the six months ended June 30, 2026, net cash used in financing activities was $95.8 million, a decrease of $94.2 million, compared to $190.0 million net cash used in the same period in 2025. Net cash used in financing activities for the six months ended June 30, 2026 primarily consisted of $30.3 million repayment to revolving credit line, net, $64.2 million repurchase of ordinary shares and non-voting ordinary shares, $6.9 million payments of tax withholding for share-based compensation, $3.6 million payments on account of repurchase of Ordinary shares partially offset by a $9.1 million exercise of options.
Net cash used in financing activities was $190.0 million for the six months ended June 30, 2025, primarily consisted of $150.0 million repurchase of ordinary shares and non-voting ordinary shares $122.7 million repayment in full of the long-term loan, $114.5 million repayment to revolving credit lines, $3.1 million payments on account of repurchase of Ordinary shares, $2.0 million payments of tax withholding for share-based compensation and $0.9 million issuance costs for the revolving credit facility, partially offset by $124.0 million proceeds from revolving credit line, net of issuance costs, $76.0 million borrowing from revolving credit line and $3.2 million exercise of options.
Contractual Obligations
The following table discloses aggregate information about material contractual obligations and the periods in which they are due as of June 30, 2026. Future events could cause actual payments to differ from these estimates.

	Contractual Obligations by Period
	2026	2027	2028	2029	2030	Thereafter
	(dollars in thousands)
Debt Obligations (1)	$—	$—	$—	$—	$72,000	$—
Operating Leases (2)	18,279	32,740	16,616	9,576	5,913	10,224
Non-cancellable purchase obligations (3)	26,512	8,622	1,198	414	538	—
Total Contractual Obligations	$44,791	$41,362	$17,814	$9,990	$78,451	$10,224
(1)Borrowings under the 2025 Revolving Credit Facility are voluntarily prepayable from time to time without premium or penalty except in certain cases. All borrowings under the 2025 Revolving Credit Agreement are due at maturity on March 18, 2030. See Note 7 of Notes to the Unaudited Interim Consolidated Financial Statements.
(2)Represents future minimum lease commitments under non-cancellable operating lease agreements.
(3)Primarily represents non-cancelable amounts for contractual commitments in respect of software and information technology.
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty. The table above does not reflect any reduction for prepaid obligations as of June 30, 2026.
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
During the three months ended June 30, 2026, we identified impairment indicators related to certain publisher prepayment assets and determined that their carrying value was not recoverable due to a decline in the expected future economic benefits of the underlying arrangements. As a result, we recognized an impairment charge of approximately $12.2 million, recorded within traffic acquisition cost in the consolidated interim statements of income (loss).

ITEM 3 :QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk
A 10% increase or decrease of the NIS, Euro, British pound sterling, or the Japanese yen against the U.S. dollar would have impacted the consolidated statements of income (loss) as follows

	Operating income (loss) impact
	six months ended
	June 30,
	2026		2025
	(dollars in thousands)
	+10%	-10%	+10%	-10%

NIS/USD	$(1,141)	$1,141	$(1,969)	$1,969
EUR/USD	$1,831	$(1,831)	$2,810	$(2,810)
GBP/USD	$(1,648)	$1,648	$(2,090)	$2,090
JPY/USD	$368	$(368)	$527	$(527)
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
Our cash, cash equivalents are held mainly for working capital purposes. The primary objectives of our investment activities are the preservation of capital and the fulfillment of liquidity needs. We do not enter into investments for trading or speculative purposes. Such interest-earning instruments carry a degree of interest rate risk. Changes in interest rates affect the interest earned on our cash and cash equivalents.
As of June 30, 2026, we had approximately $72.0 million of outstanding borrowings under our 2025 Revolving Credit Facility with a variable interest rate. See Liquidity and Capital Resources for information regarding our revolving credit facility.
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
As of June 30, 2026 and December 31, 2025, no single customer accounted for 10% or more of accounts receivable or total revenue for those respective periods, except as disclosed in Note 12 of Notes to the Unaudited Interim Consolidated Financial Statements.
As of June 30, 2026, we maintained cash balances primarily in banks in the United States, the United Kingdom and Israel. In the United States and United Kingdom, the Company deposits are maintained with commercial banks, which are insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”) and Financial Services Compensation Scheme (“FSCS”), which is authorized by the Bank of England (acting in its capacity as the Prudential Regulation Authority), respectively. In Israel, commercial banks do not have government-sponsored deposit insurance. Historically we have not experienced losses related to these balances and believe our credit risk in this area is reasonable. As of June 30, 2026, we maintained cash balances with U.S. and United Kingdom banks that significantly exceed FDIC and FSCS insurance limits and expect we will continue to do so. We regularly monitor bank financial strength and other factors in determining where to maintain cash deposits but may not be able to fully mitigate the risk of possible bank failures.
As of June 30, 2026 the Company did not hold short-term investments.
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

ITEM 4:CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents Ordinary shares repurchased pursuant to our share buyback program for the three months ended June 30, 2026.

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (2)
April 1 - April 30, 2026	2,661,600	$3.50	2,661,600	$158,626
May 1 - May 31, 2026	3,191,872	$4.83	3,191,872	$143,195
June 1 - June 30, 2026	3,505,258	$4.74	3,505,258	$126,597
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

ITEM 3: Defaults upon Senior Securities
None.

ITEM 4: Mine Safety Disclosures
Not applicable.

ITEM 5: Other Information
Compensatory Arrangements of Certain Officers

On March 19, 2026, the Compensation Committee of the Board of Directors of Taboola.com Ltd. (the "Company") adopted the Company's Executive Severance Plan (the "Plan"), pursuant to which the Company's executive officers and certain other senior employees may become eligible to receive specified severance payments and benefits upon certain qualifying terminations of employment, subject to the terms and conditions of the Plan.

On July 30, 2026, each of the Company's named executive officers - Adam Singolda, Chief Executive Officer, Eldad Maniv, President and Chief Operating Officer, Stephen Walker, Chief Financial Officer, and Kristy Sundjaja, Chief People Officer -executed a Participation Notice under the Plan and thereby became participants in the Plan.

The foregoing does not purport to be a complete description of the Plan and is qualified in its entirety by reference to the “Form of Executive Severance Plan”, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Exhibit No.	Exhibit Description
10.1††	Amendment to Compensation Package, dated as of June 9, 2026, by and between the Registrant and Adam Singolda
10.2††	Compensation Policy for Officers and Directors, amended as of June 9, 2026
10.3††	Form of Executive Severance Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

†† Indicates a management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on this 5th day of August 2026.

By: /s/ Stephen Walker
Name: Stephen Walker
Title: Chief Financial Officer