Form 10-Q
period 2026-09-30
Taboola.com Ltd.
filed 2026-11-04
CIK 1840502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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

As of October 30, 2026 the Registrant had a total of 266,273,301 outstanding shares, which includes 248,233,657 Ordinary shares and 18,039,644 Non-voting Ordinary shares.

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
2

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED INTERIM BALANCE SHEETS
U.S. dollars in thousands, except share and per share data

	September 30,	December 31,
	2026	2025
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$128,677	$120,865
Restricted deposits	200	—
Trade receivables (net of allowance for credit losses of $15,196 and $13,889 as of September 30, 2026 and December 31, 2025, respectively) (1)	303,204	360,166
Prepaid expenses and other current assets	77,263	77,000
Total current assets	509,344	558,031
NON-CURRENT ASSETS
Long-term prepaid expenses	10,412	15,116
Commercial agreement asset	258,003	270,248
Restricted deposits	1,262	1,462
Deferred tax assets, net	21,727	20,624
Operating lease right of use assets	60,680	79,167
Property and equipment, net	118,945	95,335
Intangible assets, net	3,418	13,925
Goodwill	557,299	555,931
Total non-current assets	1,031,746	1,051,808
Total assets	$1,541,090	$1,609,839

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Trade payables (2)	$268,620	$330,684
Short-term operating lease liabilities	31,551	30,408
Accrued expenses and other current liabilities	167,395	159,874
Total current liabilities	467,566	520,966
LONG-TERM LIABILITIES
Revolving credit facility	78,500	102,300
Long-term operating lease liabilities	44,638	61,382
Warrants liability	—	501
Deferred tax liabilities, net	574	628
Other long-term liabilities	14,065	16,867
Total long-term liabilities	137,777	181,678
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY
Ordinary shares with no par value- Authorized: 700,000,000 as of September 30, 2026 and December 31, 2025; 366,564,921 and 341,610,237 shares issued, and 248,121,199 and 246,330,707 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Non-voting Ordinary shares with no par value - Authorized: 46,000,000 as of September 30, 2026 and December 31, 2025; 33,198,702 and 45,198,702 shares issued, and 18,039,644 and 30,039,644 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Treasury Ordinary shares, at cost - 133,602,780 (118,443,722 Ordinary shares and 15,159,058 Non-voting Ordinary shares) and 110,438,588 (95,279,530 Ordinary shares and 15,159,058 Non-voting Ordinary shares) as of September 30, 2026 and December 31, 2025, respectively	(481,223)	(385,651)
Additional paid-in capital	1,447,527	1,404,248
Accumulated other comprehensive income (loss)	(369)	534
Accumulated deficit	(30,188)	(111,936)
Total shareholders' equity	935,747	907,195
Total liabilities and shareholders' equity	$1,541,090	$1,609,839

(1) Includes related party trade receivables of $46,323 and $39,210, as of September 30, 2026 and December 31, 2025, respectively.
(2) Includes related party trade payables of $67,656 and $70,950, as of September 30, 2026 and December 31, 2025, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED INTERIM STATEMENTS OF INCOME (LOSS)
U.S. dollars in thousands, except share and per share data

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	Unaudited
Revenues (1)	$462,263	$496,764	$1,405,484	$1,389,731

Cost of revenues:
Traffic acquisition cost (2)	277,633	324,079	880,717	901,299
Other cost of revenues	32,289	33,666	103,370	94,495
Total cost of revenues	309,922	357,745	984,087	995,794

Gross profit	152,341	139,019	421,397	393,937

Operating expenses:
Research and development, net	36,688	37,867	114,703	111,305
Sales and marketing	64,657	70,090	204,378	207,228
General and administrative	24,086	24,557	75,763	75,117
Other income, net (3)	—	—	(77,000)	—
Total operating expenses	125,431	132,514	317,844	393,650

Operating income	26,910	6,505	103,553	287
Finance income (expenses), net (4)	(2,736)	500	(2,948)	(6,491)

Income (loss) before income taxes	24,174	7,005	100,605	(6,204)
Income tax expenses	(5,809)	(1,761)	(18,857)	(1,647)
Net income (loss)	$18,365	$5,244	$81,748	$(7,851)

Net income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, basic	$0.07	$0.02	$0.29	$(0.02)
Net income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, diluted	$0.06	$0.02	$0.28	$(0.02)
Weighted-average shares used in computing net income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, basic	274,600,849	300,723,658	278,302,147	318,600,917
Weighted-average shares used in computing net income (loss) per share attributable to Ordinary and Non-voting Ordinary shareholders, diluted	285,802,613	305,679,079	290,216,810	318,600,917

(1) Includes revenues from related party of $68,205 and $52,106, for the three months ended September 30, 2026 and 2025, respectively, and $217,152 and $146,886 for the nine months ended September 30, 2026 and 2025, respectively.
(2) Includes traffic acquisition cost to related party of $94,739 and $93,088 for the three months ended September 30, 2026 and 2025, respectively, and $295,800 and $252,644 for the nine months ended September 30, 2026 and 2025, respectively.
(3) See Note 10 Commitments and Contingencies.
(4) Includes loss on extinguishment of debt of $6,597 for the nine months ended September 30, 2025.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED INTERIM STATEMENTS OF INCOME (LOSS)
U.S. dollars in thousands, except share and per share data

CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	Unaudited
Net income (loss)	$18,365	$5,244	$81,748	$(7,851)
Other comprehensive income (loss):
Unrealized gains (losses) on derivative instruments, net of tax	(1,880)	(1,275)	(903)	1,075
Other comprehensive income (loss)	(1,880)	(1,275)	(903)	1,075
Comprehensive income (loss)	$16,485	$3,969	$80,845	$(6,776)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
U.S. dollars in thousands, except share and per share data

	Non-voting Ordinary shares		Ordinary shares
	Number	Amount	Number	Amount	Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance as of July 1, 2026 (unaudited)	18,039,644	$—	251,850,218	$—	$(450,826)	$1,435,861	$(48,553)	$1,511	$937,993
Share-based compensation expenses	—	—	—	—	—	14,224	—	—	14,224
Repurchase of Ordinary shares	—	—	(6,919,712)	—	(30,397)	—	—	—	(30,397)
Exercise of options and vested RSUs	—	—	3,190,693	—	—	974	—	—	974
Payments of tax withholding for share-based compensation	—	—	—	—	—	(3,532)	—	—	(3,532)
Other comprehensive loss	—	—	—	—	—	—	—	(1,880)	(1,880)
Net income	—	—	—	—	—	—	18,365	—	18,365
Balance as of September 30, 2026 (unaudited)	18,039,644	$—	248,121,199	$—	$(481,223)	$1,447,527	$(30,188)	$(369)	$935,747

	Non-voting Ordinary shares		Ordinary shares
	Number	Amount	Number	Amount	Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance as of July 1, 2025 (unaudited)	32,692,444	$—	264,392,831	$—	$(280,290)	$1,369,870	$(167,315)	$2,768	$925,033
Share-based compensation expenses	—	—	—	—	—	16,117	—	—	16,117
Repurchase of Ordinary shares and Non-voting Ordinary shares	(2,291,311)	—	(7,749,037)	—	(34,591)	—	—	—	(34,591)
Exercise of options and vested RSUs	—	—	3,848,000	—	—	2,090	—	—	2,090
Payments of tax withholding for share-based compensation	—	—	—	—	—	(1,156)	—	—	(1,156)
Other comprehensive loss	—	—	—	—	—	—	—	(1,275)	(1,275)
Net income	—	—	—	—	—	—	5,244	—	5,244
Balance as of September 30, 2025 (unaudited)	30,401,133	$—	260,491,794	$—	$(314,881)	$1,386,921	$(162,071)	$1,493	$911,462
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
U.S. dollars in thousands, except share and per share data

	Non-voting Ordinary shares		Ordinary shares
	Number	Amount	Number	Amount	Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance as of January 1, 2026	30,039,644	$—	246,330,707	$—	$(385,651)	$1,404,248	$(111,936)	$534	$907,195
Non-voting Ordinary shares reclassified into Ordinary shares	(12,000,000)	—	12,000,000	—	—	—	—	—	—
Share-based compensation expenses	—	—	—	—	—	43,566	—	—	43,566
Repurchase of Ordinary shares	—	—	(23,164,192)	—	(95,572)	—	—	—	(95,572)
Exercise of options and vested RSUs	—	—	12,954,684	—	—	10,147	—	—	10,147
Payments of tax withholding for share-based compensation	—	—	—	—	—	(10,434)	—	—	(10,434)
Other comprehensive loss	—	—	—	—	—	—	—	(903)	(903)
Net income	—	—	—	—	—	—	81,748	—	81,748
Balance as of September 30, 2026 (unaudited)	18,039,644	$—	248,121,199	$—	$(481,223)	$1,447,527	$(30,188)	$(369)	$935,747

	Non-voting Ordinary shares		Ordinary shares
	Number	Amount	Number	Amount	Treasury Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance as of January 1, 2025	44,210,406	$—	293,134,865	$—	$(130,117)	$1,335,825	$(154,220)	$418	$1,051,906
Share-based compensation expenses	—	—	—	—	—	48,933	—	—	48,933
Repurchase of Ordinary shares and Non-voting Ordinary shares	(13,809,273)	—	(44,462,229)	—	(184,764)	—	—	—	(184,764)
Exercise of options and vested RSUs	—	—	11,819,158	—	—	5,296	—	—	5,296
Payments of tax withholding for share-based compensation	—	—	—	—	—	(3,133)	—	—	(3,133)
Other comprehensive income	—	—	—	—	—	—	—	1,075	1,075
Net loss	—	—	—	—	—	—	(7,851)	—	(7,851)
Balance as of September 30, 2025 (unaudited)	30,401,133	$—	260,491,794	$—	$(314,881)	$1,386,921	$(162,071)	$1,493	$911,462

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Content	TABOOLA.COM LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended September 30,
	2026	2025
	Unaudited
Cash flows from operating activities
Net income (loss)	$81,748	$(7,851)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation, amortization and write-offs	36,538	64,828
Share-based compensation expenses	42,018	47,803
Net gain from financing expenses	(163)	(4,896)
Revaluation of the warrant liability	(501)	(2,471)
Amortization of loan and credit facility issuance costs	518	874
Loss on extinguishment of debt	—	6,597
Commercial agreement asset amortization	12,245	12,245
Loss from disposal of property and equipment	139	—
Change in operating assets and liabilities:
Decrease in trade receivables, net (1)	58,434	61,210
Decrease in prepaid expenses and other current assets and long-term prepaid expenses	3,233	856
Decrease in trade payables (2)	(60,325)	(7,595)
Increase (decrease) in accrued expenses and other current liabilities and other long-term liabilities	4,619	(21,110)
Increase in deferred taxes, net	(1,157)	(5,480)
Change in operating lease right of use assets	21,030	19,345
Change in operating lease liabilities	(22,897)	(15,644)
Net cash provided by operating activities	175,479	148,711

Cash flows from investing activities
Purchase of property and equipment, including capitalized internal-use software	(47,488)	(32,191)
Net cash paid for acquisitions	(470)	—
Proceeds from maturities of short-term investments	—	3,980
Net cash used in investing activities	(47,958)	(28,211)

Cash flows from financing activities
Issuance costs	—	(938)
Exercise of options	10,146	5,296
Payments of tax withholding for share-based compensation	(10,434)	(3,133)
Repurchase of Ordinary shares and Non-voting Ordinary shares	(94,630)	(184,599)
Payments on account of repurchase of Ordinary shares	(1,154)	(1,879)
Repayment of long term loan	—	(122,736)
Proceeds from revolving credit line, net of issuance costs	—	123,985
Additional proceeds from revolving credit line	422,100	228,700
Repayment of revolving credit line	(445,900)	(281,200)
Net cash used in financing activities	(119,872)	(236,504)

Exchange rate differences on balances of cash and cash equivalents	163	4,896
Increase (decrease) in cash and cash equivalents	7,812	(111,108)
Cash and cash equivalents - at the beginning of the period	$120,865	$226,583
Cash and cash equivalents - at end of the period	$128,677	$115,475
(1) Includes an (increase) decrease in related party trade receivables of $(7,113) and $38,736, for the nine months ended September 30, 2026 and 2025, respectively.
(2) Includes a decrease in related party trade payables of $(3,294) and $(866), for the nine months ended September 30, 2026 and 2025, respectively.

	Nine months ended September 30,
	2026	2025
	Unaudited
Supplemental disclosures of cash flow information:
Cash paid during the period:
Income taxes	$18,657	$23,409
Interest	$3,960	$4,862

Non cash activities
Purchase of property, plant and equipment	$3,724	$678
Lease incentive	$4,807	$—
Share-based compensation capitalized as part of capitalization of software development costs	$1,548	$1,130
Exercise of options and vested RSUs	$1	$—
Funds held by trustee for Ordinary share repurchases	$942	$—
Creation and modification of operating lease right-of-use assets and operating lease liability	$2,543	$45,838
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	TABOOLA.COM LTD.
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

b.In November 2022, the Company announced it entered into a 30-year exclusive commercial agreement (the “Commercial agreement”) with Yahoo Inc. and affiliated entities (“Yahoo”), under which Taboola will power native advertising across all of Yahoo’s digital properties, expanding the Company’s native advertising offering. The Company issued Yahoo Ordinary shares and Non‑voting Ordinary shares with an aggregate fair value of $288,063, which the Company accounts for as an upfront payment for traffic acquisition costs paid to the digital property partner (the “Commercial Agreement Asset”). The Commercial Agreement Asset is amortized over the shorter of the respective contractual terms and the economic benefit period of the digital property arrangement, estimated at 18 years, commencing in January 2024. For each of the three and nine months ended September 30, 2026 and 2025, the Company recorded amortization expense of $4,126 and $12,245 related to the Commercial Agreement Asset, respectively. For further information on related‑party transactions, see Note 11.

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
In the opinion of the Company’s management, the unaudited consolidated interim financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s unaudited interim consolidated financial statements. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year ending December 31, 2026, or any other future interim or annual period.

Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2025, as filed with the SEC on February 25, 2026. There have been no significant changes to these policies during the nine months ended September 30, 2026.
During the nine months ended September 30, 2026, the Company identified impairment indicators related to certain publisher prepayment assets and determined that their carrying value was not recoverable due to a decline in the expected future economic benefits of the underlying arrangements. As a result, during the second quarter of 2026, the Company recognized a write-off of approximately $12,169, recorded within traffic acquisition cost in the consolidated interim statements of income (loss).

Refundable Tax Credit
The Company accounts for refundable tax credits that are not subject to the scope of ASC 740 using a grant accounting model, by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, and recognizes such grants when the Company has reasonable assurance that it will comply with the grant’s conditions and that the grant will be received. Refundable tax credits are accounted for by analogy to government grants, as the Company can realize the benefit regardless of whether or not it has an income tax liability. Therefore, these amounts are not considered income taxes and fall outside the scope of Topic 740, Income Tax. As of September 30, 2026, the Company recognized an asset of $2,317 related to refundable tax credits expected to be realized. The related benefit was recognized as a reduction in research and development expenses.

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
The Company's management regularly evaluates its estimates, including, among others, those related to: (1) revenue recognition criteria, including the determination of revenue reporting as gross versus net in the Company’s revenue arrangements, (2) allowances for credit losses, (3) operating lease assets and liabilities, including the incremental borrowing rate and terms and provisions of each lease, (4) the useful lives of its Commercial agreement asset, property and equipment and capitalized software development costs, (5) income taxes, (6) the fair value of financial assets and liabilities, including the fair value of derivative instruments, (7) impairment of long-lived assets, Commercial Asset, publishers prepayments and goodwill annual impairment test.
These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances; the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.
Concentrations of Credit Risk
The Company’s trade receivables are geographically diversified and derived mainly from sales in the United States, Israel, Germany and United Kingdom. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its trade receivables and establishes an allowance for expected losses as necessary.
As of September 30, 2026 and December 31, 2025, no single customer accounted for 10% or more of trade receivables or total revenues for those respective periods then ended, except as disclosed in Note 11.
Reduction in workforce costs:
In April 2026, the Company undertook a reduction of its workforce by approximately 6%. For the nine months ended September 30, 2026 the Company incurred one-time incremental employee termination benefits in the amount of $5,970.
The reduction in workforce expenses recognized in the consolidated statements of income (loss) for the nine months ended September 30, 2026, were as follows:

Nine months ended September 30, 2026
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 3:- CASH AND CASH EQUIVALENTS
The following table presents for each reported period, the breakdown of cash and cash equivalents:

	September 30,	December 31,
	2026	2025
	Unaudited
Cash	$123,971	$111,651
Time deposits	4,706	9,214
Total Cash and cash equivalents	$128,677	$120,865

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 4:-    FAIR VALUE MEASUREMENTS
The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. The Company did not have any transfers between fair value measurement levels during the nine months ended September 30, 2026.
The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2026 and December 31, 2025, by level within the fair value hierarchy:

	Fair Value Hierarchy	Fair value measurements as of
Description		September 30, 2026	December 31, 2025
		Unaudited
Assets:
Derivative instruments asset:
Derivative instruments designated as cash flow hedging instruments	Level 2	$629	$534

Liabilities:
Contingent consideration in business combination	Level 3	$(17)	$—
Warrants liability:
Public Warrants	Level 1	$—	$(501)
Derivative instruments liability:
Derivative instruments designated as cash flow hedging instruments	Level 2	$(884)	$—
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
As of September 30, 2026 all outstanding unexercised Public and Private warrants expired.

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
As of September 30, 2026 and December 31, 2025, the notional amounts of the Company’s derivative instruments designated as cash flow hedging instruments outstanding in U.S. dollars amounted to $82,887 and $18,817 respectively.
Gross notional amounts do not quantify risk or represent assets or liabilities of the Company but are used in the calculation of settlements under the contracts.
The Company records all cash flow hedging instruments on the consolidated balance sheets at fair value. The fair values of outstanding derivative instruments designated as cash flow hedging instruments were as follows:

	September 30,	December 31,
	2026	2025
	Unaudited
Prepaid expenses and other current assets	$629	$534
Accrued expenses and other current liabilities	$(884)	$—
The gains related to cash flow hedging instruments, recorded in the consolidated interim statements of income (loss), for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	Unaudited
Cost of revenues	$28	$124	$205	$207
Research and development	254	1,105	1,879	1,830
Sales and marketing	56	288	425	476
General and administrative	45	205	344	341
Total gains recognized in the consolidated statements of income (loss), net	$383	$1,722	$2,853	$2,854

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
The changes in unrealized gains (losses) on the Company’s derivative instruments recorded in accumulated other comprehensive income (loss) were as follows:

	Nine months ended September 30,

	2026	2025
	Unaudited
Unrealized gains on derivative instruments at the beginning of the period	$534	$418
Changes in fair value of derivative instruments	1,950	3,929
Reclassification of gains recognized in the consolidated statements of income (loss) from accumulated other comprehensive income (loss)	(2,853)	(2,854)
Unrealized gains (losses) on derivative instruments at the end of the period (unaudited)	$(369)	$1,493
All net deferred losses in accumulated other comprehensive income (loss) as of September 30, 2026, are expected to be recognized over the next twelve months as operating expenses in the same financial statement line item in the consolidated interim statements of income (loss) to which the derivative relates.

NOTE 6:- GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
On July 27, 2026, the Company completed an acquisition pursuant to an Asset Purchase Agreement, which was accounted for as a business combination for total consideration of $570. The results of operations of the acquired business have been included in the Company's consolidated financial statements from the acquisition date. The acquisition was not material to the Company's consolidated financial statements. The preliminary purchase price allocation resulted in the recognition of identifiable intangible assets of $3,192, measured at their estimated fair values, and residual goodwill of $1,368. There was no impairment of goodwill during the three and nine months ended September 30, 2026 and 2025.
Intangible Assets, Net
Definite-lived intangible assets, net consist of the following:

	Gross Fair	Accumulated	Net Book
September 30, 2026	Value	Amortization	Value
Merchant/Network affiliate relationships	$147,345	$(146,691)	$654
Technology	75,789	(74,289)	1,500
Publisher relationships	43,732	(43,078)	654
Tradenames	24,397	(24,206)	191
Customer relationship	13,473	(13,054)	419
Total (unaudited)	$304,736	$(301,318)	$3,418

	Gross Fair	Accumulated	Net Book
December 31, 2025	Value	Amortization	Value
Merchant/Network affiliate relationships	$146,547	$(141,119)	$5,428
Technology	74,193	(66,549)	7,644
Publisher relationships	42,934	(42,934)	—
Tradenames	24,397	(24,131)	266
Customer relationship	13,473	(12,886)	587
Total	$301,544	$(287,619)	$13,925

Amortization expenses for intangible assets were $2,352 and $12,861, for the three months ended September 30, 2026 and 2025, respectively, and $13,699 and $40,355, for the nine months ended September 30, 2026 and 2025, respectively.
The estimated future amortization expense of definite-lived intangible assets as of September 30, 2026 is as follows (unaudited):

Year Ending December 31,
2026 (Remainder)	$616
2027	1,693
2028	657
2029 and thereafter	452
Total	$3,418

Table of Contents	TABOOLA.COM LTD.
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
The total interest expenses, including issuance costs amortization, recognized in connection with the 2021 Credit Agreement were $2,468 for the nine months ended September 30, 2025.
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
Subject to the following sentence, the Revolving Facility is voluntarily prepayable from time to time without premium or penalty. The Borrower shall pay a prepayment premium in connection with any repricing transaction consummated on or before the first anniversary of the Closing Date. The Revolving Facility is mandatorily prepayable at any time that the outstanding Revolving Loans exceed the Revolving Commitments. The Revolving Facility is guaranteed by Taboola and its wholly-owned material subsidiaries, subject to certain exceptions set forth in the 2025 Revolving Credit Agreement (collectively, the “Guarantors”). The obligations of the Borrower and the Guarantors are secured by substantially all the assets of the Borrower and the Guarantors including stock of subsidiaries, subject to certain exceptions set forth in the 2025 Revolving Credit Agreement.
The 2025 Revolving Credit Agreement also contains customary representations, covenants and events of default as well as a financial covenant, which limits Taboola’s allowable net leverage ratio. Failure to meet the covenants beyond applicable grace periods could result in acceleration of the Revolving Loans and/or termination of the Revolving Facility. As of September 30, 2026, the Company was in compliance with the 2025 Revolving Credit Agreement covenants.
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
As of September 30, 2026, the unamortized deferred financing costs associated with the Revolving Facility amounted to $2,340 and were included in short-term and long-term prepaid expenses in the consolidated balance sheet.
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
Share Buyback Program
The Company’s board of directors authorized a share buyback program of the Company’s outstanding Ordinary and Non-voting Ordinary shares, which commenced in June 2023 and does not have an expiration date (the “Buyback Program”). In 2023, the Company’s board of directors authorized up to $80,000 of buybacks under the Buyback Program. In February 2024, the Company’s board of directors authorized up to $100,000 for use under the Buyback Program, including any remaining authority from the 2023 board of directors authorization. In February 2025, the Company’s board of directors authorized up to an additional $200,000 for use under the Buyback Program. In July 2025, the Company’s board of directors authorized up to an additional $200,000 for use under the Buyback Program. On November 3, 2026, our Board authorized up to an additional $200,000 for use under the Buyback Program, subject to satisfying required conditions under the Israeli Companies Law and the Companies Regulations. As permitted by the Buyback Program, share repurchases may be made from time to time, in privately negotiated transactions or in the open market, including through trading plans, at the discretion of the Company’s management and as permitted by securities laws and other legal requirements. The Buyback Program does not obligate the Company to repurchase any specific number of shares and the number of shares repurchased may depend upon market and economic conditions and other factors. The Buyback Program may be discontinued, modified or suspended at any time.
During the nine months ended September 30, 2026, the Company repurchased 23,164,192 of its shares at an average price of $4.10 per share (excluding broker and transaction fees of $492). As of September 30, 2026, the Company had remaining authorization under the Buyback Program to repurchase Ordinary shares up to an aggregate amount of $96,339, not including Net Issuance (as defined below) costs of $18,812 as of September 30, 2026.
Share Incentive Plans
a.In addition to the Buyback Program detailed above, the Company utilizes a net issuance mechanism to satisfy tax withholding obligations related to equity-based compensation on behalf of its directors, officers and other employees (the “Net Issuance”). In March 2025, the Company satisfied the required conditions, as set forth in the Israeli Companies Law and the Companies Regulations, to conduct future repurchases of its Ordinary and Non-voting Ordinary shares under the Buyback Program and Net Issuances in an aggregate amount up to $200,000. The Company’s board of directors has the authority to determine the amount to be utilized for Net Issuances and Ordinary and Non-voting Ordinary share repurchases.
For the nine months ended September 30, 2026 and 2025, the Company utilized the Net Issuance mechanism in connection with equity-based compensation for certain Office Holders, which resulted in a tax withholding payment by the Company of $10,434 and $3,133, respectively, which were recorded as a reduction of additional paid-in capital.
b.The following is a summary of share option activity and related information for the nine months ended September 30, 2026 (including employees, directors, officers and consultants of the Company):

	Outstanding Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2025	21,213,454	$3.58	4.05	$46,273
Exercised	(4,042,646)	$2.50	—	$9,273
Forfeited	(416,849)	$7.57	—	$—
Balance as of September 30, 2026	16,753,959	$3.75	3.91	$25,082
Exercisable as of September 30, 2026	16,753,334	$3.75	3.91	$25,082
During the nine months ended September 30, 2026, the Company did not grant options.
The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on the last date of the period.
As of September 30, 2026, unrecognized share-based compensation cost related to unvested share options was $846, which is expected to be recognized over a weighted-average period of 0.21 year.
c. The following is a summary of the RSU activity and related information for the nine months ended September 30, 2026:

	Outstanding Restricted Share Units	Weighted Average Grant Date Fair Value

Balance as of December 31, 2025	27,211,269	$3.84
Granted	20,599,989	3.28
Vested (*)	(8,912,038)	4.03
Forfeited	(5,144,020)	3.72
Balance as of September 30, 2026	33,755,200	$3.45
(*) A portion of the shares that vested were netted out to satisfy the tax obligations of the recipients. During the nine months ended September 30, 2026, a total of 2,768,448 RSUs were canceled to satisfy tax obligations, resulting in net issuance of 2,491,536 Ordinary shares.
The total fair value of RSUs, as of their respective release dates, was $36,374, during the nine months ended September 30, 2026.
As of September 30, 2026, unrecognized share-based compensation cost related to unvested RSUs was $106,949, which is expected to be recognized over a weighted-average period of 2.68 years.
The total share-based compensation expense related to all of the Company’s share-based awards recognized for the three and nine months ended September 30, 2026 and 2025, was comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	Unaudited
Cost of revenues	$681	$905	$2,130	$2,728
Research and development	4,101	6,415	13,461	19,543
Sales and marketing	4,422	4,270	13,163	13,093
General and administrative	4,492	4,124	13,264	12,439
Total share-based compensation expense	$13,696	$15,714	$42,018	$47,803

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 9:- INCOME TAXES
The Company calculated its income tax expenses for the three and nine months ended September 30, 2026, by applying the accounting principle of determining the annual effective tax rate (pre-tax income or loss excluding unusual discrete items). The Company updates its calculations each quarter and makes a year-to-date adjustment if necessary. The Company’s quarterly effective tax rates were 24.0% and 25.1%, for the three months ended September 30, 2026 and 2025, respectively, and 18.7% and (26.5)%, for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate results primarily from the geographic distribution of the Company’s worldwide earnings or losses, applicable tax regulations, changes in valuation allowance, tax benefits associated with acquired intangible assets, which are mainly in the US, and other nondeductible expenses.

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
Non-cancelable Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase primarily software and IT related-based services. As of September 30, 2026, the Company had outstanding non-cancelable purchase obligations in the amount of $24,688.
Legal Proceedings
In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes, or claims. The Company investigates these claims as they arise and records a provision, as necessary. Provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Although claims and proceedings are inherently unpredictable, the Company is not currently aware of any matters, other than those described below, that it believes would individually or in the aggregate have a material adverse effect on its business, financial position, results of operations, or cash flows.
On February 5, 2026, the Company entered into a binding settlement agreement regarding a legal matter in which the Company acted as the plaintiff, resulting in pre-tax income of approximately $77,000, net of legal fees and other related expenses. This amount was recognized in the interim consolidated statement of income (loss) for the nine months ended September 30, 2026 as other income, net.
On August 21, 2026, a putative securities class action was filed in the United States District Court for the Southern District of New York, captioned Fortin v. Taboola.Com Ltd., et al, No. 1:26-cv-07170-VM (S.D.N.Y.) against the Company and certain of the Company’s officers. The complaint purports to allege that the defendants made false and misleading statements about the Company’s relationships with certain publishers and its anticipated earnings in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified compensatory damages, fees, and costs. The Company believes that it has strong defenses to the claims in this lawsuit and intends to vigorously defend against them. At this time, the Company is unable to predict the outcome of this matter or to reasonably estimate the possible loss or range of loss, if any.

NOTE 11:- RELATED PARTY TRANSACTIONS
The Company is a party to certain transaction-related agreements with Yahoo, pursuant to which the Company issued 39,525,691 Ordinary shares and 45,198,702 Non-voting Ordinary shares to Yahoo, and granted Yahoo the right to appoint one representative to the Company’s board of directors, resulting in Yahoo becoming a principal shareholder effective the Transaction closing on January 17, 2023 (see Note 1b).
In June 2024, the Company repurchased 988,296 of the Non-voting Ordinary shares at a price of $4.07 per share, based on the terms stipulated in the agreement, for an aggregate purchase price of $4,022, as part of the Buyback Program.
The Company and its affiliates are parties to several agreements in the ordinary course of business with Yahoo and its affiliates. Revenues from the related party are derived from Yahoo’s advertiser spend on the Company’s network, for which Yahoo is the billing entity. Traffic acquisition cost to the related party is compensation for placing Taboola’s platform on Yahoo`s digital property. In connection with these agreements, the Company recorded revenue from Yahoo in the amount of $68,205 and $52,106 which represented 14.8% and 10.5% of the Company’s total revenue, for the three months ended September 30, 2026 and 2025, respectively, and in the amount of $217,152 and $146,886 which represent 15.5% and 10.6% of the Company’s total revenue, for the nine months ended September 30, 2026 and 2025, respectively. In addition, the Company recorded traffic acquisition costs related to Yahoo in the amount of $94,739 and $93,088, for the three months ended September 30, 2026 and 2025, respectively, and in the amount of $295,800 and $252,644, for the nine months ended September 30, 2026 and 2025, respectively. Certain traffic acquisition costs for the three and nine months ended September 30, 2026, noted herein, are unaffiliated with the Yahoo revenues recognized during the three and nine months ended September 30, 2026.
As of September 30, 2026 and December 31, 2025, in regards to Yahoo, the Company’s balances of trade receivables were $46,323 and $39,210, which represented approximately 15.3% and 10.9% of the Company’s trade receivables respectively, and its balance of trade payables were $67,656 and $70,950, respectively associated with the revenues presented on both a gross and net basis.
On February 24, 2025, the Company and Yahoo entered into a Share Repurchase Agreement (“Repurchase Agreement”). In accordance with the Repurchase Agreement, the Company may conduct weekly repurchases of Yahoo's Non-voting Ordinary shares at a purchase price determined by a market based pricing formula as specified in the Repurchase Agreement. The maximum amount of Non-voting Ordinary shares that may be repurchased each week will be 25% of the applicable allowable limit under Rule 10b-18 of the Securities Exchange Act of 1934. The Repurchase Agreement terminates upon the earliest of: (i) the Company obtaining regulatory approval permitting Yahoo’s equity ownership in the Company to exceed 25%; (ii) the Company determining, as specified in the Repurchase Agreement, that no such approval is required; or (iii) December 31, 2025. On March 14, 2025 the Company and Yahoo amended the Repurchase Agreement to modify the number of shares the Company may repurchase each week from 25% to up to 1/3rd of the weekly applicable allowable limit under Rule 10b-18. The prior agreement limited the amount of shares the Company could repurchase in the open market. The amendment enables the Company to repurchase up to the maximum allowable Rule 10b-18 limit while keeping Yahoo’s ownership of Taboola’s outstanding shares from reaching 25% or more. Under the Repurchase Agreement, through October 14, 2025, the Company purchased 14,170,762 Non-voting Ordinary shares for an aggregate purchase price of approximately $44,288. On October 15, 2025, the Repurchase Agreement terminated in accordance with its terms, following notice from Israeli counsel that approval from the Israeli Competition Authority was not required.

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
a. The following table represents total revenue by geographic area based on the Advertisers’ billing address:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	Unaudited
Israel	$19,014	$26,274	$64,681	$75,112
United States	252,593	231,601	736,178	653,554
Germany	31,984	42,811	102,564	120,318
United Kingdom	15,777	18,531	49,241	58,204
Rest of the world	142,895	177,547	452,820	482,543
Total	$462,263	$496,764	$1,405,484	$1,389,731
b. The following table represents the Company’s long-lived assets(1), net by geographic area:

	September 30,	December 31,
	2026	2025
	Unaudited
Israel	$75,912	$75,318
United States	55,036	63,783
United Kingdom	14,362	10,877
Rest of the world	34,315	24,524
Total	$179,625	$174,502
(1) Long-lived assets are comprised of property and equipment, net and operating lease right-of-use assets.

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 13:- NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO ORDINARY AND NON-VOTING ORDINARY SHAREHOLDERS

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
		Non-voting		Non-voting		Non-voting		Non-voting
	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary
	shares	shares	shares	shares	shares	shares	shares	shares
	Unaudited
Numerator:
Net income (loss) attributable to Ordinary shareholders, basic and diluted	$17,159	$1,206	$4,692	$552	$76,449	$5,299	$(6,941)	$(910)

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to Ordinary shareholders, basic	256,561,205	18,039,644	269,079,132	31,644,526	260,262,503	18,039,644	281,670,062	36,930,855
Effect of dilutive securities:
Add - employee stock options and RSUs	11,201,764	—	4,955,421	—	11,914,663	—	—	—
Weighted-average shares used in computing net income (loss) per share attributable to Ordinary shareholders, diluted	267,762,969	18,039,644	274,034,553	31,644,526	272,177,166	18,039,644	281,670,062	36,930,855

Net income (loss) per share attributable to Ordinary shareholders, basic	$0.07	$0.07	$0.02	$0.02	$0.29	$0.29	$(0.02)	$(0.02)

Net income (loss) per share attributable to Ordinary shareholders, diluted	$0.06	$0.06	$0.02	$0.02	$0.28	$0.28	$(0.02)	$(0.02)

The potential number of Ordinary shares that were excluded from the computation of diluted net income (loss) per share attributable to Ordinary shareholders for the periods presented because including them would have been anti-dilutive is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	Unaudited
Warrants	—	12,349,990	—	12,349,990
RSUs	414,348	17,342,034	218,626	31,813,783
Outstanding share options	6,706,738	7,167,274	6,856,790	17,343,228
Total	7,121,086	36,859,298	7,075,416	61,507,001

Table of Contents	TABOOLA.COM LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data
NOTE 14:- SUBSEQUENT EVENTS
Subsequent to September 30, 2026, Yahoo and the Company each submitted a notice of mediation pursuant to the Digital Property Services Agreement ("Services Agreement") dated November 28, 2022, each asserting material non-compliance with certain obligations under the Services Agreement. The Company intends to pursue its rights and remedies under the Services Agreement.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with Taboola’s accompanying unaudited consolidated interim financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the three months ended September 30, 2026 (the “Quarterly Report”) and audited consolidated financial statements and the related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2026. Some of the information contained in this discussion and analysis is set forth in our 2025 Form 10-K, including information with respect to Taboola’s plans and strategy for Taboola’s business, and includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A “Risk Factors” in our 2025 Form 10-K and “Note Regarding Forward-Looking Statements” in our 2025 Form 10-K and elsewhere herein, Taboola’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Throughout this section, unless otherwise noted or the context requires otherwise, “we,” “us,” “our” and the “Company” refer to Taboola and its consolidated subsidiaries, and in references to monetary amounts, “dollars” and “$” refer to U.S. Dollars, and “NIS” refers to New Israeli Shekels
Overview
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
Business and Macroeconomic Conditions
Global economic and geopolitical conditions remain volatile, driven by persistent inflation, fluctuating interest rates, and ongoing conflicts in the Middle East and Ukraine. Throughout 2025 and the first nine months of 2026, the global trade landscape has shifted significantly due to the implementation of U.S. tariffs and subsequent retaliatory measures from foreign trade partners. These evolving trade policies are difficult to predict, and their ultimate impact will depend on the final scope, timing, and potential exclusions of specific duties. While we are closely monitoring these macroeconomic headwinds, we cannot yet determine if these factors will have a material impact on our business operations or financial results during the remainder of 2026.

Maintaining and Growing Our Digital Property Partners
We engage with a diverse network of digital property partners, substantially all of which have contracts with us containing either an evergreen term or an exclusive partnership with us for multi-year terms at inception for their native advertising supply. These agreements typically require that our code be integrated on the digital property web page because of the nature of providing both editorial and paid recommendations. In the portion of our business that is tied to these native advertising supply partnerships, which currently accounts for the vast majority of our business, we do not bid for ad placements, as traditionally happens in the advertising technology space, but rather see all users that visit the pages on which we appear. Due to our multi-year exclusive contracts and high retention rates, our supply is relatively consistent and predictable. We had approximately 12,000, 12,000 and 11,000 digital property partners in the third quarters of 2026, 2025 and 2024, respectively.
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
Growing Our Advertiser Client Base
We have a large network of Advertisers that wish to achieve specific performance goals, such as obtaining subscribers for email newsletters or acquiring leads for product offerings, across multiple verticals. As we look at growing our advertiser client base, we want to grow the number of advertisers that spend with us at scale. We define a Scaled Advertiser as an Advertiser that has more than $100,000 of cumulative gross spend on the network on a trailing four quarter basis. We had approximately 2,000, 2,100 and 2,000 of Scaled Advertiser clients working with us directly, or through advertising agencies, worldwide during the third quarters of 2026, 2025 and 2024, respectively. In an effort to also measure how we are growing our advertising spend with each Scaled Advertiser, we have introduced an Average Revenue per Scaled Advertiser performance measure. Average Revenue per Scaled Advertiser is calculated as the aggregate cumulative gross spend of all Scaled Advertisers for a given period divided by the number of Scaled Advertisers for that period. The Average Revenue per Scaled Advertiser was approximately $198,000, $208,000 and $187,000 during the third quarters of 2026, 2025 and 2024, respectively. A large portion of our revenue comes from Scaled Advertisers. The Revenue contribution from Scaled Advertisers represented 85%, 86% and 85% of our Revenues for the third quarters of 2026, 2025 and 2024, respectively. These performance Advertisers use our service when they obtain a sufficient return on ad spend to justify their ad spend. We grow the revenue from performance Advertisers in three ways. First, we improve the performance of our network by developing new product features, improving our algorithms and optimizing our supply. Second, we secure increased budgets from existing Advertisers by offering new ad formats and helping them achieve additional goals. Third, we grow our overall Advertiser base by bringing on new Advertisers that we have not worked with previously.
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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Revenues	$462,263	$496,764	$1,405,484	$1,389,731
Gross profit	$152,341	$139,019	$421,397	$393,937
Net income (loss)	$18,365	$5,244	$81,748	$(7,851)
EPS diluted (1)	$0.06	$0.02	$0.28	$(0.02)
Ratio of net income (loss) to gross profit	12.1%	3.8%	19.4%	(2.0)%
Cash flow provided by operating activities	$35,571	$53,203	$175,479	$148,711
Cash and cash equivalents	$128,677	$115,475	$128,677	$115,475

Non-GAAP Financial Data (2)
ex-TAC Gross Profit	$188,756	$176,811	$549,181	$500,677
Adjusted EBITDA	$56,009	$48,223	$138,188	$129,336
Non-GAAP Net Income	$39,894	$34,263	$98,369	$89,471
Ratio of Adjusted EBITDA to ex-TAC Gross Profit	29.7%	27.3%	25.2%	25.8%
Free Cash Flow	$20,394	$46,289	$127,991	$116,520
(1)The weighted-average shares used in the computation of the diluted EPS for the three months ended September 30, 2026 and 2025, are 285,802,613 and 305,679,079, respectively, and for the nine months ended September 30, 2026 and 2025, are 290,216,810 and 318,600,917, respectively. The weighted-average shares for the three months ended
September 30, 2026 and 2025, included 267,762,969 and 274,034,553 Ordinary shares, and 18,039,644 and 31,644,526 Non-voting Ordinary shares, respectively, and for the nine months ended September 30, 2026 and 2025, included 272,177,166 and 281,670,062 ,Ordinary shares, and 18,039,644 and 36,930,855, Non-voting Ordinary shares, respectively.
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
The following table provides a reconciliation of revenues and gross profit to ex-TAC Gross Profit:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Revenues	$462,263	$496,764	$1,405,484	$1,389,731
Traffic acquisition cost	277,633	324,079	880,717	901,299
Other cost of revenues	32,289	33,666	103,370	94,495
Gross profit	$152,341	$139,019	$421,397	$393,937
Add back: Other cost of revenues (1)	36,415	37,792	127,784	106,740
ex-TAC Gross Profit	$188,756	$176,811	$549,181	$500,677

(1)The three and nine months ended September 30, 2026, included $4,126 and $12,245 amortization expense of the non-cash based Commercial agreement asset respectively. The nine months ended September 30, 2026 included $12,169 write-off of Publisher’s prepayments. See Note 1(b) and 2 respectively of Notes to the Unaudited Interim Consolidated Financial Statements.
The three and nine months ended September 30, 2025, included $4,126 and $12,245 amortization expense of the non-cash based Commercial agreement asset respectively.

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
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Net income (loss)	$18,365	$5,244	$81,748	$(7,851)
Adjusted to exclude the following:
Finance expenses (income), net	2,736	(500)	2,948	6,491
Income tax expenses	5,809	1,761	18,857	1,647
Depreciation and amortization (1)	13,824	24,456	60,952	76,822
Share-based compensation expenses	13,696	15,714	42,018	47,803
Reduction in workforce expenses (2)	—	—	5,970	—
Other costs (3)	1,579	1,548	(74,305)	4,424
Adjusted EBITDA	$56,009	$48,223	$138,188	$129,336

(1)The three and nine months ended September 30, 2026, included $4,126 and $12,245 amortization expense of the non-cash based Commercial agreement asset respectively and a write-off of internal use software in the amount of $184. The nine months ended September 30, 2026 included $12,169 write-off of Publisher’s prepayments. See Note 1(b) and 2 respectively of Notes to the Unaudited Interim Consolidated Financial Statements.
(2)Costs associated with the Company’s reduction of its workforce implemented in April 2026.
(3)The three months ended September 30, 2026, included expenses related to a litigation matter in which the Company is the plaintiff and is not related to our ongoing business operations in the amount of $1,120 and acquisition-related legal fees of $459.
The nine months ended September 30, 2026 included expenses related to a litigation matter in which the Company is the plaintiff and is not related to our ongoing business operations in the amount of $2,236 and acquisition-related legal fees of $459. In addition, The nine months ended September 30, 2026 included a pre-tax income of approximately $77,000, net of legal fees and other related expenses related to a binding settlement agreement regarding a legal matter in which the Company acted as the plaintiff.
The three and nine months ended September 30, 2025, includes professional and legal expenses related to a litigation matter in which the Company is the plaintiff and is not related to our ongoing business operations in the amount of $1,548 and $4,424, respectively.
We calculate Ratio of Adjusted EBITDA to ex-TAC Gross Profit as Adjusted EBITDA divided by ex-TAC Gross Profit.
We believe that the Ratio of Adjusted EBITDA to ex-TAC Gross Profit is useful because TAC is what we must pay digital properties to obtain the right to place advertising on their websites, and we believe focusing on ex-TAC Gross Profit better reflects the profitability of our business.
The following table provides a reconciliation of ratio of net income (loss) to gross profit and Ratio of Adjusted EBITDA to ex-TAC Gross Profit:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Gross profit	$152,341	$139,019	$421,397	$393,937
Net income (loss)	$18,365	$5,244	$81,748	$(7,851)
Ratio of net income (loss) to gross profit	12.1%	3.8%	19.4%	(2.0)%

ex-TAC Gross Profit	$188,756	$176,811	$549,181	$500,677
Adjusted EBITDA	$56,009	$48,223	$138,188	$129,336
Ratio of Adjusted EBITDA margin to ex-TAC Gross Profit	29.7%	27.3%	25.2%	25.8%

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
•Non-GAAP Net Income (Loss) is a performance measure and should not be used as a measure of liquidity.
The following table provides a reconciliation of net income (loss) to Non-GAAP Net Income (Loss) for the periods shown:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Net income (loss)	$18,365	$5,244	$81,748	$(7,851)
Amortization of intangible assets (1)	6,478	16,988	38,113	52,599
Share-based compensation expenses	13,696	15,714	42,018	47,803
Other costs (2)	1,579	1,548	(74,305)	4,424
Reduction in workforce expenses (3)	—	—	5,970	—
Revaluation of the warrants liability	—	(1,648)	(501)	(2,471)
Foreign currency exchange rate gains (losses) (4)	1,469	(667)	242	(1,926)
Income tax effects	(1,693)	(2,916)	5,084	(9,704)
Loss on extinguishment of debt (5)	—	—	—	6,597
Non-GAAP Net Income	$39,894	$34,263	$98,369	$89,471

(1)The three and nine months ended September 30, 2026, included $4,126 and $12,245 amortization expense of the non-cash based Commercial agreement asset respectively. The nine months ended September 30, 2026 included $12,169 write-off of Publisher’s prepayments. See Note 1(b) and 2 respectively of Notes to the Unaudited Interim Consolidated Financial Statements.
(2)The three months ended September 30, 2026, included expenses related to a litigation matter in which the Company is the plaintiff and is not related to our ongoing business operations in the amount of $1,120 and acquisition-related legal fees of $459.
The nine months ended September 30, 2026 included expenses related to a litigation matter in which the Company is the plaintiff and is not related to our ongoing business operations in the amount of $2,236 and acquisition-related legal fees of $459. In addition, The nine months ended September 30, 2026 included a pre-tax income of approximately $77,000, net of legal fees and other related expenses related to a binding settlement agreement regarding a legal matter in which the Company acted as the plaintiff.
The three and nine months ended September 30, 2025, included professional and legal expenses related to a litigation matter in which the Company is the plaintiff and is not related to our ongoing business operations in the amount of $1,548 and $4,424, respectively.
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
•This metric does not reflect our future contractual commitments.
The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Net cash provided by operating activities	$35,571	$53,203	$175,479	$148,711
Purchases of property and equipment, including capitalized internal-use software	(15,177)	(6,914)	(47,488)	(32,191)
Free Cash Flow	$20,394	$46,289	$127,991	$116,520

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
Income tax benefit (expenses)
The statutory corporate tax rate in Israel was 23% for the nine months ended September 30, 2026 and 2025, although we are entitled to certain tax benefits under Israeli law.
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
As of September 30, 2026, we have an accumulated tax loss carry-forward of approximately $1.2 million in US. Those tax loss can be offset indefinitely. Non-Israeli subsidiaries are taxed according to the tax laws in their respective jurisdictions.
The following table provides consolidated statements of income (loss) data for the periods indicated:

(dollars in thousands)	Three months ended September 30,
	2026	2025
	Unaudited
Revenues	$462,263	$496,764
Cost of revenues:
Traffic acquisition cost	277,633	324,079
Other cost of revenues	32,289	33,666
Total cost of revenues	309,922	357,745
Gross profit	152,341	139,019
Operating expenses:
Research and development, net	36,688	37,867
Sales and marketing	64,657	70,090
General and administrative	24,086	24,557
Total operating expenses	125,431	132,514
Operating income	26,910	6,505
Finance income (expenses), net	(2,736)	500
Income before income taxes	24,174	7,005
Income tax expenses	(5,809)	(1,761)
Net income	$18,365	$5,244

Comparison of the Three months ended September 30, 2026 and 2025
Revenues decreased by $34.5 million, or 6.9%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to a 4.9% decrease in the Revenue per Scaled Advertiser and a 3.8% decline in the number of Scaled Advertisers. From a publisher perspective, existing digital property partners, including the growth of new digital property partners (beyond the revenue contribution determined based on the run-rate revenue generated by the partners when they are first on-boarded) decreased by approximately $72.7 million. This decrease was largely driven by the deprecation of ExploreMore following a Google policy change in the second quarter of 2026, lower impressions on existing digital property partners and network cleanup from prior quarters of digital property partners that did not meet advertiser success standards. New digital property partners contributed approximately $38.2 million of new Revenues on a 12-month run rate basis calculated based on their first full month on the network.
Gross profit increased by $13.3 million, or 9.6%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
Ex-TAC Gross Profit, a non-GAAP measure, increased by $11.9 million, or 6.8%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily benefiting from a margin increase on certain digital property partners.
Total cost of revenues decreased by $47.8 million, or 13.4%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
Traffic acquisition cost decreased by $46.4 million, or 14.3%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
Traffic acquisition cost decreased at a higher rate than Revenues primarily due to a margin increase on certain digital property partners and increase in yield per impression on digital property partners with guarantees.
The cost of guarantees (total payments due under guarantee arrangements in excess of amounts the Company would otherwise be required to pay under revenue sharing arrangements) as a percentage of traffic acquisition costs were approximately 14% and 12% for the three months ended September 30, 2026 and September 30, 2025, respectively.
Other cost of revenues decreased by $1.4 million, or 4.1%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, mainly as a result of a $1.6 million decrease in hosting and depreciation expenses, which were offset by a $0.2 million increase in content cost expenses.
Research and development expenses decreased by $1.2 million, or 3.1%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, mainly as a result of $2.0 million decrease in salaries and related expenses, and offset by $0.9 million increase in depreciation expenses.
Sales and marketing expenses decreased by $5.4 million, or 7.8%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, mainly as a result of a $9.8 million decrease in amortization expenses related to acquired intangible assets and a $2.9 million decrease in salaries and related expenses which were primarily offset by a $7.5 million increase in advertising and promotion expenses.
General and administrative expenses decreased by $0.5 million, or 1.9%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, mainly as a result of a $0.4 million decrease in rent expenses.
Finance expenses, net increased by $3.2 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, mainly attributable to a $2.1 million increase in foreign currency exchange rate losses and the absence of a $1.6 million gain from the revaluation of the Warrants liability recognized in the three months ended September 30, 2025, as all outstanding Warrants expired in June 2026.
Tax expenses increased by $4.0 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase is primarily driven by higher profitability.

The following table provides consolidated statements of income (loss) data for the periods indicated:

(dollars in thousands)	Nine months ended September 30,
	2026		2025
	Unaudited
Revenues	$1,405,484		$1,389,731
Cost of revenues:
Traffic acquisition cost	880,717		901,299
Other cost of revenues	103,370		94,495
Total cost of revenues	984,087		995,794
Gross profit	421,397		393,937

Operating expenses:
Research and development, net	114,703		111,305
Sales and marketing	204,378		207,228
General and administrative	75,763		75,117
Other income, net	(77,000)		—
Total operating expenses	317,844	—	393,650
Operating income	103,553	—	287
Finance expenses, net	(2,948)	—	(6,491)
Income (loss) before income taxes	100,605	—	(6,204)
Income tax expenses	(18,857)	—	(1,647)
Net income (loss)	$81,748	$—	$(7,851)

Comparison of the Nine months ended September 30, 2026 and 2025
Revenues increased by $15.8 million, or 1.1%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, as the result of an increase in the number of Scaled Advertisers as well as an increase in the revenue from Non-Scaled Advertisers. From a publisher perspective, new digital property partners contributed approximately $131.1 million of new Revenues on a 12-month run rate basis calculated based on their first full month on the network. Existing digital property partners, including the growth of new digital property partners (beyond the revenue contribution determined based on the run-rate revenue generated by the partners when they are first on-boarded) decreased by approximately $115.4 million.
Gross profit increased by $27.5 million, or 7.0%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Ex-TAC Gross Profit, a non-GAAP measure, increased by $48.5 million, or 9.7%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, driven by a margin increase on certain digital property partners.
Total cost of revenues decreased by $11.7 million, or 1.2%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Traffic acquisition cost decreased by $20.6 million, or 2.3%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
The cost of guarantees (total payments due under guarantee arrangements in excess of amounts the Company would otherwise be required to pay under revenue sharing arrangements) as a percentage of traffic acquisition costs were approximately 15% for the nine months ended September 30, 2026 and September 30, 2025.
Other cost of revenues increased by $8.9 million, or 9.4%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily as a result of a $3.6 million increase in content cost expenses, a $2.0 million increase in hosting expenses, a $1.4 million increase in salaries and related expenses, a $1.0 million increase in digital service tax expenses and a $0.7 million increase in IT related expenses.
Research and development expenses increased by $3.4 million, or 3.1%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, mainly as a result of a $2.5 million increase in IT services and a $0.9 million increase in depreciation expense.
Sales and marketing expenses decreased by $2.9 million, or 1.4%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, mainly as a result of a decrease of $25.9 million in amortization expenses related to acquired intangible assets, which were partially offset by a $12.9 million increase in advertising and promotion expenses, a $8.8 million increase in salaries and related expenses, and a $1.5 million increase in sales kick off event expenses.
General and administrative expenses increased by $0.6 million, or 0.9%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, mainly as a result of a $4.8 million increase in salaries and related expenses which were primarily offset by a decrease of $3.0 million in professional fees, a decrease of $0.7 million in rent expenses and a decrease of $0.3 million in travel expenses.
Other income, net increased by $77.0 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, as a result of a one-time legal settlement entered into on February 5, 2026, in which the Company acted as the plaintiff. The settlement resulted in pre-tax income of approximately $77.0 million, net of legal fees and other related expenses (see Note 10).
Finance expenses, net decreased by $3.5 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, mainly attributable to a $6.9 million decrease due to the establishment of the Revolving Credit Facility in 2025, which were offset by a $2.2 million increase in foreign currency exchange rate losses and a $2.0 million lower gain from the revaluation of the Warrants liability recognized in the nine months ended September 30, 2025, as all outstanding Warrants expired in June 2026.
Tax expenses increased by $17.2 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase is primarily attributable to income from a one time legal settlement and higher profitability.
Liquidity and Capital Resources
Our primary cash needs are for working capital, personnel costs, contractual obligations, including payments to digital property partners, office leases and software and information technology costs, capital expenditures for servers and capitalized software development, funding our share buyback program, payment of interest on our revolving loan and other commitments. We fund these cash needs primarily from cash generated from operations, as well as from cash and cash equivalents on our balance sheet when required. For the nine months ended September 30, 2026 and 2025, we generated cash from operations of $175.5 million and $148.7 million, respectively.
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
As of September 30, 2026 and December 31, 2025, we had $128.7 million and $120.9 million of cash and cash equivalents, respectively, and $1.5 million and $1.5 million in short and long term restricted deposits, respectively, used, mainly, as security for our lease commitments. As of September 30, 2026 we did not hold short-term investments. Cash and cash equivalents consist of cash in banks and time deposits.
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
On March 18, 2025 we entered into a revolving credit facility (the “2025 Revolving Credit Agreement”), which provides for borrowings in an aggregate principal amount of up to $270.0 million (the “Revolving Facility”). The proceeds of the Revolving Facility can be used to finance working capital needs and general corporate purposes. Borrowings under the Revolving Facility are subject to customary borrowing conditions and will bear interest at a variable annual rate based on Term SOFR or Base Rate plus a fixed margin. The 2025 Revolving Credit Agreement also contains customary representations, covenants and events of default as well as a financial covenant, which places a limit on our allowable net leverage ratio. As of September 30, 2026, the Company was in compliance with the Revolving Facility covenants.
As of September 30, 2026, we had $78.5 million of outstanding principal amount under the Revolving Facility. Borrowings under the 2025 Revolving Credit Facility are voluntarily prepayable from time to time without premium or penalty except in certain cases. Borrowings prepaid may be re-borrowed prior to maturity of the 2025 Revolving Credit Agreement pursuant to customary conditions and restrictions. All borrowings under the 2025 Revolving Credit Agreement are due at maturity on March 18, 2030.
Share Buyback Program
Our board of directors authorized a share buyback program for the repurchase of our outstanding Ordinary shares, which commenced in June 2023 and does not have an expiration date (the “Buyback Program”). In 2023, our board of directors authorized up to $80.0 million of buybacks under the Buyback Program. In February 2024, our board of directors authorized up to $100.0 million for use under the Buyback Program, including any remaining authority from the 2023 board of directors authorization and in February 2025, our board of directors authorized up to an additional $200.0 million for use under the Buyback Program. In July 2025, our board of directors authorized up to an additional $200.0 million for use under the Buyback Program. On November 3, 2026, our Board authorized up to an additional $200 million for use under the Buyback Program, subject to satisfying required conditions under the Israeli Companies Law and the Companies Regulations. As permitted by the Buyback Program, share repurchases may be made from time to time, in privately negotiated transactions or in the open market, including through trading plans intended to comply with Rule 10b5-1, at the discretion of our management and as permitted by securities laws and other legal requirements, including Rule 10b-18 of the Exchange Act. The Buyback Program does not obligate the Company to repurchase any specific number of shares and the number of shares repurchased may depend upon market and economic conditions and other factors. The Buyback Program may be discontinued, modified or suspended at any time.
During the nine months ended September 30, 2026, the Company repurchased 23,164,192 of its shares at an average price of $4.10 per share (excluding broker and transaction fees of $492). As of September 30, 2026, the Company had remaining authorization under the Buyback Program to repurchase Ordinary shares and Non-voting Ordinary shares up to an aggregate amount of $96,339, not including Net Issuance (as defined below) costs of $18,812 as of September 30, 2026. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Note 8 and Note 11 of Notes to the Unaudited Interim Consolidated Financial Statements.
Our future capital requirements and the adequacy of available funds will depend on many factors, including the risks and uncertainties set forth in our 2025 Form 10-K under Item 1A. “Risk Factors,” and in our subsequent filings with the SEC.
The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2026	2025
	Unaudited
Cash Flow Data:
Net cash provided by operating activities	$175,479	$148,711
Net cash used in investing activities	(47,958)	(28,211)
Net cash used in financing activities	(119,872)	(236,504)
Exchange rate differences on balances of cash and cash equivalents	163	4,896
Increase (decrease) in cash and cash equivalents	$7,812	$(111,108)
Operating Activities
During the nine months ended September 30, 2026, net cash provided by operating activities was $175.5 million, an increase of $26.8 million, compared to $148.7 million for the same period in 2025. The $175.5 million was related to our net gain of $81.7 million adjusted by non-cash charges of $90.8 million and positive changes in working capital of $2.9 million.
The $90.8 million of non-cash charges primarily consisted of share-based compensation expense related to vesting of equity awards of $42.0 million, depreciation and amortization of $36.5 million and non-cash based Commercial agreement asset amortization expenses of $12.2 million.
The $2.9 million increase in cash resulting from changes in working capital primarily consisted of a $58.4 million decrease in trade receivables, net and a $3.2 million decrease in prepaid expenses partially offset by a $60.3 million decrease in trade payables, net.
Net cash provided by operating activities of $148.7 million for the nine months ended September 30, 2025, was related to our net loss of $7.9 million adjusted by non-cash charges of $125.0 million and positive changes in working capital of $31.6 million.
The $125.0 million of non-cash charges primarily consisted of depreciation and amortization of $64.8 million, share-based compensation expenses related to vested equity awards of $47.8 million, Commercial agreement asset amortization expenses of $12.2 million and loss on extinguishment of debt of $6.6 million, partially offset by $4.9 million of net gains from financing expenses and a decrease of $2.5 million due to revaluation of Warrants liability.
The $31.6 million increase in cash resulting from changes in working capital primarily consisted of a $61.2 million decrease in trade receivables, net and a $0.9 million decrease in prepaid expenses partially offset by $21.1 million decrease in accrued expenses and other current liabilities, a $7.6 million decrease in trade payables, net and a $5.5 million decrease in deferred taxes, net.
Investing Activities
During the nine months ended September 30, 2026, net cash used in investing activities was $48.0 million, an increase of $19.7 million, compared to $28.2 million in net cash used in the same period in 2025. Net cash used in investing activities for the nine months ended September 30, 2026, consisted primarily of $47.5 million purchase of property and equipment, including capitalized internal-use software.
Net cash used in investing activities was $28.2 million for the nine months ended September 30, 2025, primarily consisted of $32.2 million purchase of property and equipment, including capitalized internal-use software, partially offset by $4.0 million proceeds from maturities of short-term investments.
Financing Activities
During the nine months ended September 30, 2026, net cash used in financing activities was $119.9 million, compared to $236.5 million during the same period in 2025, representing a decrease of $116.6 million. Net cash used in financing activities for the nine months ended September 30, 2026, primarily consisted of $23.8 million of repayments under the revolving credit facility, $94.6 million of repurchases of Ordinary shares and Non-voting Ordinary shares, $10.4 million of payments for tax withholding for share-based compensation and $1.2 million of payments on account of repurchases of Ordinary shares, partially offset by $10.1 million of proceeds from the exercise of options.
Net cash used in financing activities was $236.5 million for the nine months ended September 30, 2025, primarily consisting of $184.6 million repurchase of Ordinary shares and Non-voting Ordinary shares, $122.7 million repayment in full of the long-
term loan, $52.5 million repayment of revolving credit facility, $3.1 million payments of tax withholding for share-based compensation, $1.9 million payments on account of Ordinary shares repurchases, and $0.9 million issuance costs for the 2025 Revolving Credit Facility, partially offset by $124.0 million of proceeds from Revolving Credit Facility, net of issuance costs, and $5.3 million exercise of options and vested RSUs.
Contractual Obligations
The following table discloses aggregate information about material contractual obligations and the periods in which they are due as of September 30, 2026. Future events could cause actual payments to differ from these estimates.

	Contractual Obligations by Period
	2026	2027	2028	2029	2030	Thereafter
	(dollars in thousands)
Debt Obligations (1)	$—	$—	$—	$—	$78,500	$—
Operating Leases (2)	8,734	32,434	17,648	9,857	5,743	9,969
Non-cancellable purchase obligations (3)	13,564	9,506	1,205	413	—	—
Total Contractual Obligations	$22,298	$41,940	$18,853	$10,270	$84,243	$9,969
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
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty. The table above does not reflect any reduction for prepaid obligations as of September 30, 2026.
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
During the nine months ended September 30, 2026, we identified impairment indicators related to certain publisher prepayment assets and determined that their carrying value was not recoverable due to a decline in the expected future economic benefits of the underlying arrangements. As a result, we recognized an impairment charge of approximately $12.2 million, recorded within traffic acquisition cost in the consolidated interim statements of income (loss).

ITEM 3 : QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
A 10% increase or decrease of the NIS, Euro, British pound sterling, or the Japanese yen against the U.S. dollar would have impacted the consolidated statements of income (loss) as follows

	Operating income (loss) impact
	nine months ended
	September 30,
	2026		2025
	(dollars in thousands)
	+10%	-10%	+10%	-10%

NIS/USD	$(206)	$206	$(220)	$220
EUR/USD	$2,883	$(2,883)	$1,266	$(1,266)
GBP/USD	$(1,334)	$1,334	$(876)	$876
JPY/USD	$522	$(522)	$229	$(229)
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
As of September 30, 2026, we had approximately $78.5 million of outstanding borrowings under our 2025 Revolving Credit Facility with a variable interest rate. See Liquidity and Capital Resources for information regarding our revolving credit facility.
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
As of September 30, 2026 and December 31, 2025, no single customer accounted for 10% or more of accounts receivable or total revenue for those respective periods, except as disclosed in Note 11 of Notes to the Unaudited Interim Consolidated Financial Statements.
As of September 30, 2026, we maintained cash balances primarily in banks in the United States, the United Kingdom and Israel. In the United States and United Kingdom, the Company deposits are maintained with commercial banks, which are insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”) and Financial Services Compensation Scheme (“FSCS”),
which is authorized by the Bank of England (acting in its capacity as the Prudential Regulation Authority), respectively. In Israel, commercial banks do not have government-sponsored deposit insurance. Historically we have not experienced losses related to these balances and believe our credit risk in this area is reasonable. As of September 30, 2026, we maintained cash balances with U.S. and United Kingdom banks that significantly exceed FDIC and FSCS insurance limits and expect we will continue to do so. We regularly monitor bank financial strength and other factors in determining where to maintain cash deposits but may not be able to fully mitigate the risk of possible bank failures.
As of September 30, 2026 the Company did not hold short-term investments.
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
ITEM 4:CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

PART II : OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
From time to time, we are a party to various litigation matters incidental to the conduct of our business. Except as described below, we are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our consolidated business prospects, financial condition, liquidity, results of operations, cash flows or capital levels.
On August 21, 2026, a putative securities class action was filed in the United States District Court for the Southern District of New York, captioned Fortin v. Taboola.Com Ltd., et al, No. 1:26-cv-07170-VM (S.D.N.Y.) against the Company and certain of the Company’s officers. The complaint purports to allege that the defendants made false and misleading statements about the Company’s relationships with certain publishers and its anticipated earnings in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified compensatory damages, fees, and costs. We believe that we have strong defenses to the claims in this lawsuit and intend to vigorously defend against them.
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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents Ordinary shares repurchased pursuant to our share buyback program for the three months ended September 30, 2026.

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program (2)
July 1 - July 31, 2026	2,512,312	$5.18	2,512,312	$113,582
August 1 - August 31, 2026	2,496,400	$4.10	2,496,400	$103,357
September 1 - September 30, 2026	1,911,000	$3.67	1,911,000	$96,339
(1)Excludes broker and transaction fees.
(2)Our board of directors authorized a share buyback program of our outstanding Ordinary and Non-voting Ordinary shares, which commenced in June 2023 and does not have an expiration date (the “Buyback Program”). In 2023, our board of directors authorized up to $80.0 million of buybacks under the Buyback Program. In February 2024, our board of directors authorized up to $100.0 million for use under the Buyback Program, including any remaining authority from the 2023 board of directors authorization. In February 2025, our board of directors authorized up to an additional $200.0 million for use under the Buyback Program. In July 2025, our board of directors authorized up to an additional
$200.0 million for use under the Buyback Program. On November 3, 2026, our Board authorized up to an additional $200.0 million, subject to satisfying required conditions under the Israeli Companies Law and the Companies Regulations. The Buyback Program permits us to purchase our Ordinary shares from time to time in the open market, including through trading plans intended to comply with Rule 10b5-1 under the Exchange Act, in privately negotiated transactions or otherwise. The timing and amount of any share buybacks will be subject to market conditions and other factors determined by the Company. The Company may suspend, modify or discontinue the program at any time in its sole discretion without prior notice.
ITEM 3: Defaults upon Senior Securities
None.

ITEM 4: Mine Safety Disclosures
Not applicable.

ITEM 5: Other Information
On August 10, 2026 Kristy Sundjaja, Chief People Officer, adopted a 10b5-1 trading plan providing for the potential sale of up to 331,046 Ordinary shares of the Company. The duration of the plan is until the earlier of November 30, 2027 or the completion of all transactions subject to the plan. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

On August 27, 2026, the trustee on behalf of a family trust established by Eldad Maniv (“Trustee”), President and Chief Operating Officer, adopted a 10b5-1 trading plan providing for the potential sale of up to 1,751,894 Ordinary shares of the Company. The duration of the plan is until the earlier of May 26, 2027 or the completion of all transactions subject to the plan. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on this 4th day of November 2026.

By: /s/ Stephen Walker
Name: Stephen Walker
Title: Chief Financial Officer